Form 10-K405
period 1999-12-31
HEALTHGATE DATA CORP
filed 2000-03-23
CIK 1081630

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-28701

                             HEALTHGATE DATA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      04-3220927
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

         25 CORPORATE DRIVE, SUITE 310, BURLINGTON, MASSACHUSETTS 01803
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 685-4000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                Yes       No  X
                                   ------   ------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of March 1, 2000, was approximately $80,000,000 (based on the last sale price of the registrant's common stock on the NASDAQ National Market System on that date).

     The number of shares outstanding of the registrant's common stock as of March 1, 2000 was 17,801,516.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 2000 Annual Meeting of Shareholders is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   25
Item 3.   Legal Proceedings...........................................   25
Item 4    Submission of Matters to a Vote of Security Holders.........   26
          Executive Officers of the Registrant........................   27

                                    PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................   29
Item 6.   Selected Consolidated Financial Data........................   32
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   33
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   41
Item 8.   Financial Statements and Supplementary Data.................   42
Item 9.   Changes In and Disagreement With Accountants on Accounting
            and Financial Disclosure..................................   42

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   43
Item 11.  Executive Compensation......................................   43
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   43
Item 13.  Certain Relationships and Related Transactions..............   43

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   44
Signatures............................................................   47
Financial Statements..................................................   48

FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward looking statements reflect management's current expectations, are based on many assumptions and are subject to certain risks and uncertainties, including, among other things, HealthGate's limited operating history; unpredictability of quarter-to-quarter results; effectiveness of our marketing, brand promotion and business strategy; competition; reliance on the continued growth of the Internet, computer systems and software; and reliance on content providers and strategic alliances. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business -- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in the other documents we file from time to time with the Securities and Exchange Commission, including our most recent prospectus filed on January 26, 2000. You are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this report on Form 10-K. We do not intend to update or publicly release any revisions to the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     HealthGate is an Internet provider of technology solutions to hospitals, institutions, businesses, publishers and individuals featuring reliable, objective, comprehensive and up-to-date healthcare information. Our business to business (B2B) solutions help physicians and other medical professionals, patients and health-conscious consumers make better informed healthcare decisions.

     We distribute our content through a network of proprietary and affiliated Web sites that comprise the HealthGate Network. The HealthGate Network includes
(1) customized, co-branded CHOICE(R) Web sites for institutions, principally hospitals, and businesses, which carry both HealthGate's and an enterprise client's name, are designed as a seamless component of an enterprise client's Web site and, for certain institutions and businesses, complement the healthcare information, products and services they already offer or sell through their own Web sites; (2) our own Web sites, www.healthgate.com in the United States and www.healthgate.co.uk in the United Kingdom; and (3) other third party co-branded Web sites to which we provide our proprietary and licensed content.

     To further broaden the HealthGate Network, we have established a Web portal alliance with Snap! LLC, which is wholly-owned by NBC Internet. In March 2000, Snap began featuring us on its www.snap.com Web portal site as the anchor tenant, or most prominent provider of healthcare information, for seven of the major content areas of Snap's Health Channel. Snap's Health Channel, which is the area on the www.snap.com Web site to which users are linked when they click on the word "Health" on the Snap Web Directory, also contains a link to a co-branded Snap/HealthGate Web site.

     We have aggregated and developed what we believe are the most extensive health and medical libraries of any online provider, currently totaling approximately 27 million different pages of health and medical information from approximately 300 sources. This content includes internationally recognized journals, authoritative government sources and extensive bibliographic databases representing 27 independent content providers. We adapt and integrate this diverse content through our internally developed software programs, which include our proprietary ReADER(R) natural language searching software, designed to facilitate the search and retrieval of relevant information in response to each user's searching needs.

     Given the depth and breadth of our content, we provide healthcare information to a wide range of online users, including physicians and other healthcare professionals, patients and health-conscious consumers. We facilitate user-friendly access to our content libraries by segmenting them into collections for these three principal user groups. Content from any collection is available to any type of user under a variety of pricing structures, including free access, per transaction fee access and subscription. Our online library targeted to physicians and other healthcare professionals includes internationally recognized journals such as the New England Journal of Medicine, bibliographic databases such as MEDLINE, handbooks such as the Drug Information Handbook, decision support materials such as the Poisoning and Toxicology Compendium and Continuing Medical Education programs from the Boston University School of Medicine. Our patient focused online library includes patient education materials such as a series of over 3,000 patient education brochures published by the Clinical Reference Systems division of Access Health. We have also created "Healthy Living" Webzines, a proprietary series of consumer health magazines distributed exclusively through the Web, and have produced Wellness Centers, which are compilations of selected information from our online libraries for consumers, on 100 of the most prevalent illnesses, diseases and medical conditions. In addition, we use our technology to provide text conversion and Web site hosting services for traditional print publishers, thereby increasing the number of online healthcare resources accessible through our content libraries. While we aggregate and develop content with the goal of meeting the specific needs of professionals, patients and health-conscious consumers, we do not restrict access to the target audience, for instance, giving patients and consumers access to more in-depth information like leading medical journals written for medical professionals.

     We currently generate revenue from the following activities:

     - developing co-branded CHOICE Web sites for enterprise clients and distributing content through these CHOICE Web sites;

     - providing our activePress(TM) Web publishing services to traditional print publishers;

     - offering banner advertising and sponsorship of discrete portions of our content libraries to pharmaceutical companies, other healthcare advertisers and other businesses and organizations;

     - participating in e-commerce opportunities, including selling articles from full-text journals, monthly online subscriptions and medical text books; and

     - syndicating content to third party Web sites.

     HealthGate was incorporated under the laws of the State of Delaware in 1994.

     HealthGate has registered the trademarks "HealthGate," "HealthGate Data," "CHOICE," "MedGate," "ReADER" and the HealthGate logo in the United States and has filed a trademark registration application for "activePress" in the United States. All other trademarks, service marks or trade names referred to in this Report are the property of their respective owners.

INDUSTRY BACKGROUND

     During the past decade, the Internet has emerged as a significant global communications medium and an effective alternative to many forms of traditional media. The Internet enables consumers to instantly retrieve information, communicate with others and engage in e-commerce. As a result, Internet use is growing rapidly. According to Jupiter Communications, an industry research firm, the number of Internet users in the United States is expected to grow from approximately 63 million in 1998 to approximately 116 million by 2002.

     The rapid growth of the Internet as a tool for communication, entertainment and e-commerce has resulted in a proliferation of Web sites dealing with myriad topics, products and services. Web sites such as America Online and Yahoo! developed in response to Internet users' need for a simple means of navigating the Internet. As the number of Internet users has increased, discrete user groups have developed that share the same interests, such as people searching for health and medical information, world and national news headlines and personal investment information. These groups have, in turn, created a demand for more focused subject specific Web sites. These subject specific Web sites are a growing segment of the Internet. Among the most popular topics of these types of Web sites is healthcare. A July 1999 research report published by Cyber Dialogue, Inc., an industry research firm, estimates that approximately 25 million adults in the United States search online for health and medical information, a number which Cyber Dialogue projects will grow to approximately 30 million in 2000.

     This demand for online healthcare content is creating many opportunities for businesses to reach new consumers and expand their relationships with existing customers. According to Cyber Dialogue, people that use the Internet to retrieve online medical information are an attractive audience to businesses because these individuals are typically older and more affluent than the general online population. The Internet, unlike traditional media sources, allows businesses to effectively target these consumers in an interactive manner. Through banner ads and sponsorships, businesses are able to dynamically market their goods and services in an efficient manner. According to Jupiter Communications, online health and medical advertising in the U.S. is expected to grow from $12.3 million in 1998 to $265.1 million in 2002. In addition to providing a new marketing medium, the Internet has become a new distribution channel for businesses, through which they can sell products to consumers.

     We believe that the company that establishes a clear brand identity as a reliable source of comprehensive online healthcare information and services will have a significant opportunity to capture a leading share of the online health audience as this industry continues to grow.

HEALTHGATE CONTENT

     We believe we offer professionals, patients and consumers one of the most reliable, objective, comprehensive and up-to-date collections of health and medical information available on the Internet, currently totaling approximately 27 million different pages of healthcare information from approximately 300 sources. Our content libraries are updated regularly with the latest available health and medical information, on a daily, weekly or monthly basis, or as appropriate. We segment our content libraries into appropriate collections to facilitate access for professionals, patients and consumers. However, content from any collection is available to any type of user under a variety of pricing structures. For example, a patient who might typically access one of our free Healthy Living Webzines for general information about a particular medical condition, illness or disease is also able to access relevant articles in the professionally-oriented New England Journal of Medicine for a one time transaction fee in order to explore the most recent and authoritative scientific studies of that condition, illness or disease.

     Generally, certain licensed content, including MEDLINE, CANCERLIT and AIDSLINE, is free to users throughout the HealthGate Network. Other licensed content, including PsycINFO, CINAHL and the EMBASE Cardiology Consultant, is accessible for a fee on a transaction specific basis or through subscription plans. In order to meet the needs of their communities of users, CHOICE Web site clients and licensees of our syndicated content pay us to make selected portions of our libraries available to their users.

     We compile our online libraries in three ways: (1) licensing content from healthcare and medical information providers; (2) developing proprietary in-house content; and (3) licensing content from our activePress publishing clients in conjunction with providing these clients with Web site development and hosting services. These categories of content are described in the following table:

------------------------------------------------------------------------------------------------------
       CONTENT
      PROVIDER                DESCRIPTION          REPRESENTATIVE SOURCES      DISTRIBUTION CHANNELS
------------------------------------------------------------------------------------------------------
 Independent           Well known, authoritative  - MEDLINE (National        - healthgate.com
 Licensors             content sources licensed     Library of Medicine)     - CHOICE Web sites
                       from government agencies,  - Adult Health Advisor     - Syndicated third party
                       professional                 (Clinical Reference        Web sites
                       associations,                Systems)                 - healthgate.co.uk
                       not-for-profit             - Continuing Medical
                       organizations, medical       Education (Boston
                       centers, publishers and      University School of
                       other third parties.         Medicine)
                                                  - Reuters Medical News
                                                    (Reuters Health)
                                                  - EMBASE Cardiology
                                                    Consultant (Elsevier
                                                    Science B.V.)
------------------------------------------------------------------------------------------------------
 HealthGate            Eleven different consumer  - Healthy After 50         - healthgate.com
                       health magazines           - Healthy Athlete          - CHOICE Web sites
                       developed by HealthGate    - Healthy Eating           - Syndicated third party
                       specifically for           - Healthy Man                Web sites
                       Web-based distribution.    - Healthy Mind             - healthgate.co.uk
                       Updated weekly with new    - Healthy Parenting
                       articles, written or       - Healthy Rx
                       purchased by HealthGate.   - Healthy Sexuality
                                                  - Healthy Traveler
                                                  - Healthy Woman
                                                  - Alternative Health
------------------------------------------------------------------------------------------------------
 activePress           Full-text journals and     - New England Journal of   - nejm.org
 Clients               similar content from         Medicine (Massachusetts  - blackwell-synergy.com
                       traditional print            Medical Society)         - healthgate.com
                       publishers, converted for  - British Journal of       - CHOICE Web sites
                       Web access and hosted by     Surgery (Blackwell       - Syndicated third party
                       HealthGate's activePress     Science)                   Web sites
                       unit for a fee.                                       - healthgate.co.uk
------------------------------------------------------------------------------------------------------

  Licensed Content

     This category includes well known, independent and authoritative health and medical content licensed by us for distribution via the HealthGate Network. This content is typically peer-reviewed and many of our licensed content sources are recognized by healthcare professionals and academia for their high quality. Content in this category includes the following types of information and representative sources:

     - bibliographic databases, such as MEDLINE, produced by the National Library of Medicine; CANCERLIT, produced by the National Cancer Institute; and EMBASE Drugs and Pharmacology, produced by Elsevier Science B.V.;

     - patient education and consumer health materials, such as the Merriam Webster Medical Dictionary, the Advisor Series of over 3,000 informational brochures from Clinical Reference Systems and compilations of information that we prepare on 100 of the most prevalent medical conditions, illnesses and diseases and make available through our Wellness Centers;

     - Continuing Medical Education programs, such as those produced by Boston University School of Medicine;

     - decision support materials, such as the Poisoning and Toxicology Compendium published by Lexi-Comp, Inc.; and

     - newsfeeds, such as Reuters Medical News and the Los Angeles Times Syndicate.

     All licensed content must meet certain criteria prior to being added to our content libraries. The criteria used to evaluate the content include the content provider's own review process, comparison with comparable sources and the frequency of updates.

  HealthGate Proprietary Content

     This category currently includes eleven Web-based consumer health magazines we produce called Healthy Living. The Webzines in the Healthy Living series cover subjects such as men's health, women's health, parenting, nutrition, travel medicine, sexuality, sports medicine, mental health, prescription and over-the-counter drugs, alternative health and aging. Articles for these publications are written by medical writers, physicians, dentists, dieticians and nurses exclusively for us. These articles discuss current health trends, newly published research findings, health-related lifestyle issues and late breaking topics recommended by the Healthy Living Editorial Board. This Editorial Board is comprised of five physicians affiliated with institutions including Harvard University School of Medicine, Boston University School of Medicine, Massachusetts General Hospital and Dana Farber Cancer Institute. In order to assure accurate and high quality content, all articles are reviewed prior to publication by medical editors and by our Editorial Board. Several Healthy Living Webzines have been recognized for their quality by the American Medical Writers Association, Tufts University School of Nutrition, Lycos and the Disney Go Network.

  activePress Content

     This category currently includes the New England Journal of Medicine, published by the Massachusetts Medical Society, and all medical, scientific and technical journals published by the worldwide publishing units of Blackwell Science. Through our activePress service, we convert these journals for delivery through the Internet and provide access to the converted journals by developing and hosting these publishers' Web sites. In addition to being paid a fee for our activePress development, implementation and hosting services, we receive the right to distribute these journals through our www.healthgate.com and www.healthgate.co.uk Web sites. We are also able to distribute the Blackwell Science journals throughout the rest of the HealthGate Network.

STRATEGIC AFFILIATIONS AND RELATIONSHIPS

     We believe that strategic affiliations and relationships enable us to acquire content more rapidly, develop and further distribute our products and services, generate additional traffic on our own Web sites and CHOICE Web sites, enhance the HealthGate brand and capitalize on additional revenue opportunities. We have entered into strategic affiliations and relationships for healthcare content, related products and services, marketing and online distribution and syndication with the following companies:

  Marketing and Distribution

     Columbia Information Systems, Inc. In November 1999, we entered into a three-year development agreement with Columbia Information Systems, Inc., a subsidiary of Columbia/HCA Healthcare Corporation, to design, develop and maintain customized, co-branded CHOICE Web sites for up to 280 Columbia/ HCA hospitals and affiliates. In addition, we will design, develop and maintain a health portal site for Columbia Information Systems. We will also provide content and services to both Columbia Information Systems' health portal site and its customized, co-branded CHOICE Web site product. The agreement provides for an annual license fee of $3.5 million to be paid by Columbia Information Systems for all products and services that we provide under the agreement. The annual license fee is subject to prospective adjustment in certain events, including the delivery by us of fewer than 200 or more than 280 customized, co-branded

CHOICE Web sites. However, if we deliver fewer than 200 customized, co-branded CHOICE Web sites, the adjustment is limited to a minimum annual license fee of $2.5 million. In addition, we will share advertising and sponsorship revenues and certain e-commerce revenues. The agreement may be terminated without cause by Columbia Information Systems on June 1, 2001, upon payment of a $1.0 million termination fee to HealthGate. We began delivering customized co-branded CHOICE Web sites pursuant to this agreement in December 1999 and we expect to have the health portal site operational in 2000.

     In November 1999, we entered into a separate three-year marketing and reseller agreement with Columbia Information Systems under which Columbia Information Systems agreed to endorse us as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by Columbia/HCA hospitals and affiliates. We believe as an endorsed preferred provider, it is more likely that Columbia/HCA hospitals and affiliates will use our products and services. The agreement provides us, among other things, the right to make a first offer to provide services for adding content to the Columbia Information Systems' health portal site and any Web site owned or operated by or affiliated with Columbia Information Systems or Columbia/HCA. We also have the exclusive right to host on the Internet content provided to us by healthcare providers owned, controlled or operated by any entity owned or controlled by Columbia/HCA Healthcare Corporation. As of December 31, 1999, we have delivered 34 customized co-branded CHOICE websites to Columbia/HCA hospitals. To date, we have not hosted Columbia/HCA content. Further, Columbia Information Systems may, for a commission, market and sell our CHOICE Web site product to entities unaffiliated with Columbia/HCA, subject to our approval. In connection with this agreement we issued a warrant to CIS Holdings for the purchase of shares of our common stock.

     Snap! LLC and Xoom.com, Inc. In October 1999, we entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com Inc. Snap and Xoom.com recently combined with certain assets of NBC to form NBC Internet and are now both wholly-owned by NBC Internet. Under our strategic alliance agreement, Snap will provide the services, described below, to promote our name, our enterprise-based CHOICE Web sites, our www.healthgate.com Web site, and the products and services we offer, and we will design, develop and host a co-branded Snap/HealthGate Web site, which will provide the features and functionality of our www.healthgate.com Web site. Beginning in March 2000, Snap is featuring us on its www.snap.com Web site as the anchor tenant, giving us the exclusive right to be the most prominent content provider, for seven of the major content areas within the Health Channel. Both Snap's Health Channel and the co-branded Snap/HealthGate Web site contain portions of our content libraries and link to our www.healthgate.com Web site. If Snap adds new content areas to its Health Channel, we have a right of first offer to provide health-related content to the new areas as long as our content continues to be of at least the same quality as that of our top competitors. We also have the exclusive right to sell advertising on the co-branded Snap/HealthGate Web site. Snap will display various promotions for us, at discounted rates, designed to deliver click-throughs to the co-branded Snap/HealthGate Web site, our enterprise-based CHOICE Web sites and our www.healthgate.com Web site from Snap's www.snap.com Web site and other Web sites affiliated with Snap. Snap has agreed to deliver a minimum number of these promotions during each year of the agreement, but it also will be able to satisfy these minimums by displaying them within the six months following the relevant year. If these minimums are not delivered within those six months, Snap must refund a pro rata portion of the fee paid by us under the agreement. In addition, Snap is running a series of television ads on the NBC television network, featuring the health-related content areas of its Web sites and our name, brand or services.

     As part of this agreement, Xoom.com shall have the right to use information we collect on users of the co-branded Snap/HealthGate Web site and, with our consent, users of our www.healthgate.com Web site for Xoom.com's direct marketing efforts. In exchange, Xoom.com will send up to one promotional email per month for us. Xoom.com will also pay us a fee for each unique user who purchases a product via e-commerce as a result of a Xoom.com email to individuals for whom we provided user information to Xoom.com from our user database.

     GE Medical Systems. In June 1999, we entered into a development and distribution agreement with GE Medical Systems, the medical diagnostic equipment and services division of General Electric Company. Under the terms of this agreement, we will develop and host GE Medical Systems branded enhanced versions of our CHOICE Web site product. GE Medical Systems will have an exclusive worldwide right to sell these enhanced CHOICE Web sites to hospitals and other patient care facilities. GE Medical Systems will also have the exclusive right to sell our standard CHOICE Web site product to a select group of hospitals and other patient care facilities. In addition, GE Medical Systems will have the non-exclusive right to sell our standard CHOICE Web site product to other healthcare institutions, subject, in certain cases, to our prior consent. GE Medical Systems has a worldwide customer base of hospitals and other patient care institutions and a sales and marketing organization dedicated to healthcare. GE Medical Systems' customer base presents an attractive audience for both our own CHOICE Web sites and the enhanced GE Medical Systems branded versions of our CHOICE Web sites. Revenue derived from CHOICE Web sites sold by GE Medical Systems will be shared by GE Medical Systems and us. The initial term of our development and distribution agreement with GE Medical Systems is one year and is renewable annually by mutual agreement. In connection with the development and distribution agreement, we issued to General Electric Company a warrant for the purchase of shares of our common stock.

     Data General. We have a marketing relationship with Data General, an information technology products and services company which was acquired by EMC Corporation in October 1999. Data General has a current customer base of approximately 2,500 hospitals and healthcare institutions worldwide and a sales and marketing group dedicated to healthcare. Data General's healthcare customer base presents an attractive target market for our CHOICE Web sites. As a value added reseller, Data General offers our co-branded CHOICE Web site product to complement the suite of products and services that it currently offers to its customers, which products and services include electronic medical records services, imaging and archival software and Web-authoring tools. Data General distributes our CHOICE Web site product to its customers by purchasing it from us and then reselling it to specific enterprises based on a CHOICE end-user license agreement entered into between HealthGate and the specific enterprise. We have granted Data General an exclusive right to resell our CHOICE Web site product to a defined group of its current customers until March 31, 2000. This exclusive right may be extended if Data General achieves sales targets, to be determined by mutual agreement, by that date. Data General has agreed that, during the term of the agreement, it will not market any other products or services that are similar to our CHOICE Web site product. The initial term of our agreement with Data General runs through June 2001 and is renewable for one additional year by mutual agreement.

  Content

     Blackwell Science Ltd. Through our activePress service, we are the exclusive developer on the Web of a collection of 270 full text journals for Blackwell Science. Blackwell Science is the largest publisher of medical societies' journals and one of the world's largest medical publishers. We have converted and currently offer online 234 peer reviewed journal titles covered by our initial agreement with Blackwell Science. As part of this service, we link these journals with the MEDLINE bibliographic database and make them available to Blackwell Science's individual and institutional subscribers through the www.blackwell-synergy.com Web site, developed and hosted by us. Our hosting services include storing, maintaining and updating all converted journals on our computer system, providing links between these journals and other relevant databases, providing secure transaction processing through the Web site and managing advertising and sponsorship for the Web site. In addition to the revenue derived from the development and hosting of the www.blackwell-synergy.com Web site, we receive a fee for each online subscriber to a Blackwell journal and a transactional fee for each Blackwell journal article purchased through the HealthGate Network. We have the right to syndicate these journals throughout the HealthGate Network and share revenue from syndication with Blackwell Science. In September 1999, we entered into a new two-year activePress agreement to expand and extend our activePress relationship with Blackwell Science through December 2001.

     New England Journal of Medicine. In April 1999, we entered into an agreement with the Massachusetts Medical Society, publisher of the New England Journal of Medicine, the most cited publication in medicine, to be the exclusive developer and host of an enhanced Web site for the Journal using our activePress service. Through this enhanced Web site, developed using our activePress service, the Journal will offer electronic subscriptions and be able to provide individual article delivery and links to the MEDLINE bibliographic database, thereby improving reader access to this important resource. As part of this agreement, when this enhanced Web site is re-launched we will have the right to distribute the Journal through our own Web sites, through CHOICE Web sites, and, with the prior approval of the publisher, through syndication to third party Web sites. In addition to the revenue derived from the development and hosting of this Web site, we receive a fee for each online subscriber to the Journal and a transactional fee for each Journal article purchased by a non-subscriber. The initial term of our activePress agreement with the Massachusetts Medical Society runs through April 2001 and is renewable annually by mutual agreement. Until the Journal's enhanced Web site is re-launched, which we currently expect to occur in the first half of 2000, HealthGate users and Journal subscribers are able to access the Journal's existing Web site through a link from HealthGate's own Web site. During this interim period, HealthGate users will be able to access various portions of the Journal's existing Web site, but only Journal subscribers will be able to access the past issues of the Journal available online.

     Consumer Version of the New England Journal of Medicine. In June 1999, we entered into an agreement with the Massachusetts Medical Society to create a Web-based consumer version of the New England Journal of Medicine. Under this agreement, we will be the exclusive distributor of this unique version of the Journal, although, beginning six months after delivering the first issue to us, the Society may make this version of the Journal available on its own Web sites as well. We will pay an annual fee of $500,000 for the Society to re-write all original articles appearing each week in the Journal in common, non-technical language. We, in turn, plan to use our technology platform to adapt and integrate this content and to link it to MEDLINE, to drug databases, to other content sources and to relevant sites on the Web. We currently intend to make the publication available through subscription. We plan to sell both targeted advertising and sponsorship on these pages. Revenue derived from the consumer version of the Journal will be shared by the Society and us. We expect to release the consumer version of the Journal in the first half of 2000. The initial term of this agreement is two years from the date on which the Society delivers the first issue to us and is renewable for two additional 18 month periods by mutual agreement.

  Products and Services

     Boston University School of Medicine. We have an agreement with Boston University School of Medicine to distribute Continuing Medical Education programs developed by the School of Medicine through our own Web sites, through our CHOICE Web sites and through licensees of our syndicated content. Boston University is accredited by the Accreditation Council for Continuing Medical Education to offer Category 1 CME credit. We include 34 different CME programs from Boston University in our content libraries. We plan to develop additional programs with Boston University through this relationship.

     HealthStream, Inc. In September 1999, we entered into a continuing education services agreement with HealthStream, Inc., a provider of computer and Web-based education and training services for the healthcare industry. Under this agreement we have created a Web site, hosted by HealthStream and co-branded by both HealthStream and HealthGate, that allows us to distribute HealthStream's Category 1 CME programs and other accredited continuing education programs for nursing and allied health professionals to users of our www.healthgate.com Web site and our enterprise-based CHOICE Web sites. We will share the revenue generated from physicians and other healthcare professionals purchasing these online programs. As part of this agreement, HealthStream will pay us a minimum of $250,000 annually for, among other things, sponsorship on our own Web sites and on our enterprise-based CHOICE Web sites. The initial term of our continuing education services agreement with HealthStream is two years and is renewable annually by mutual agreement. Pursuant to a separate marketing services agreement with HealthStream, we have committed to spend $100,000 annually to promote the co-branded HealthStream/HealthGate Web site. We have also agreed to purchase a minimum of $150,000 of CME courses annually from HealthStream for distribution to healthcare professionals for promotional purposes.

     Physicians take CME courses in order to: (1) comply with state licensure requirements; (2) qualify for lower insurance premiums; and (3) fulfill membership requirements of professional associations. Generally, Category 1 CME courses are considered by most physicians to be more valuable than other types of CME courses. Approximately 20 hours of Category 1 credit is required annually by most states for physician re-licensure.

  Syndication

     We have a syndication relationship with InteliHealth, a health-related Web site, to distribute portions of our content libraries through a licensing agreement. In addition to providing licensing fees to us, this agreement provides for sharing advertising and sponsorship revenue generated through InteliHealth's Web site. Through licensed syndication, we are able to leverage the user base of this HealthGate Network Web site to drive additional traffic to our content libraries in order to further increase awareness of the HealthGate brand and develop additional advertising and sponsorship and e-commerce revenue opportunities. Our name, embedded with a link to our www.healthgate.com Web site, is displayed on each page viewed by the user accessing our syndicated content through InteliHealth's Web site.

HEALTHGATE'S PRODUCTS AND SERVICES

     We have established four distinct product and service offerings: (1) CHOICE Web sites; (2) activePress services; (3) our own Web sites; and (4) content syndication. The target groups for these products and services cover a broad spectrum of customers and users, providing multiple revenue sources, as summarized in the following chart.

----------------------------------------------------------------------------------------------
                                     TARGET CUSTOMER AND
    PRODUCTS AND SERVICES                USER GROUPS                    REVENUE SOURCE
----------------------------------------------------------------------------------------------
 CHOICE Web sites               Enterprises                     - Services
                                - Hospitals                     - Annual hosting fees
                                - Healthcare institutions       - Development fees
                                - Integrated Delivery Networks  - Licensing fees
                                - Businesses                    - Advertising and sponsorship
                                - Colleges and universities     - E-commerce
----------------------------------------------------------------------------------------------
 activePress service            Publishers                      - Services
                                - Blackwell Science             - Annual hosting fees
                                - Massachusetts Medical         - Development fees
                                  Society                       - E-commerce
----------------------------------------------------------------------------------------------
 www.healthgate.com             Individuals                     - Advertising and sponsorship
 www.healthgate.co.uk           - Professionals                 - E-commerce
                                - Patients
                                - Consumers
----------------------------------------------------------------------------------------------
 Content Syndication            Third party health information  - Services
                                Web sites                       - Annual hosting fees
                                - InteliHealth                  - Development fees
                                                                - Licensing fees
                                                                - Advertising and sponsorship
                                                                - E-commerce
----------------------------------------------------------------------------------------------

     In addition, we have established an alliance with Snap and Xoom.com, to supply portions of our content libraries to users of the Snap Web portal site and to design, develop and host a co-branded Snap/HealthGate Web site. We anticipate that our relationship with Snap will drive traffic to the co-branded Snap/HealthGate Web site, resulting in additional traffic to our own www.healthgate.com Web site and our enterprise-based CHOICE Web sites that we host for hospitals. We believe that additional traffic to these sites will increase awareness of the HealthGate brand and develop additional advertising, sponsorship and e-commerce revenue opportunities.

  Co-branded CHOICE Web sites for Enterprise Clients

     Our CHOICE Web sites are customized, co-branded Web sites linked to an enterprise's own Web site to provide an enterprise with the ability to offer online healthcare information to its communities of users. We market CHOICE Web sites to the following types of enterprises:

     - Healthcare Institutions -- Healthcare Institutions include hospitals, managed care organizations and physician groups. These institutions may wish to provide online healthcare information to their staff and patients and better market their services to the local community.

     - Integrated Delivery Networks -- Integrated Delivery Networks are networks of hospitals and clinics. Integrated Delivery Networks can utilize CHOICE Web sites as part of their suite of services to achieve better brand recognition while still maintaining the personalized level of service from each individual component in their network.

     - Corporate Entities -- Our CHOICE Web sites enable businesses to license our content to complement their own information that they distribute on the Web and the products and services they sell on the Web. In addition, our CHOICE Web sites enable any business to provide its employees health and wellness information through corporate intranets and extranets. By providing information for health and wellness programs, businesses may be able to lower their direct healthcare costs, reduce sick days and increase worker productivity.

     - Colleges and Universities -- Students, faculty and staff can use our CHOICE Web sites to access information needed for research papers, theses, dissertations and for information concerning their own health.

     We establish co-branded Web sites customized for our CHOICE clients to provide healthcare information from our content libraries and related services tailored to the needs of the specific enterprise's users. Our content and services are offered to the CHOICE client in separate modules so that the enterprise client can choose to have all or individual segments of our content libraries and services available through its CHOICE Web site. The three basic content modules divide our content libraries into:

     - a professional series, which offers clinically oriented content such as MEDLINE;

     - a patient series, which includes 3,000 different condition-specific informational brochures; and

     - a consumer series, featuring general introductory magazine articles from our Healthy Living Webzines.

     We are continually developing additional service modules for our CHOICE clients. For example, in 1999 we added the following new module options:

     - Printing Module for Patient Brochures. Allows printing of customized patient information brochures using content from our content libraries with a signature look and feel unique to the specific CHOICE customer, using customized headers and footers, including organization name, logo, physician name, contact information and other appropriate information.

     - Resource Locator Module, with Content Sensitive Links. Allows information retrieval on any of the hospital's physicians, facilities, special services or programs, using the hospital's or independent information databases, such as OneSource, a database of physicians.

     We further customize the CHOICE Web site by designing it to be a seamless component of the enterprise's existing Web site. We have developed a number of templates for CHOICE Web site design from which we are able to conform the design with the enterprise's own Web site. Because we use a standard format for our content and have developed flexible Web site templates, we are generally able to bring CHOICE Web sites online within 10 to 15 business days of signing an agreement with a CHOICE client.

  activePress Service for Publishers

     Our activePress service, which was launched in 1998, provides a full service Web-based solution to publishers and other parties that wish to offer Web-based access to print materials or databases. Through this service, healthcare publishers can reach an Internet audience through Web sites that we develop and host. The activePress service utilizes our existing technology platform and expertise to develop and host Web sites, convert the publisher's information for the Internet and link the published information with relevant databases, such as MEDLINE, enabling the publisher to deliver an enhanced electronic version of the print publication to subscribers, institutions and authorized third parties. As a result of these relationships, we also hold Web hosting rights to these publications, requiring anyone seeking an online article from one of these journals to access the publication either through the activePress enabled site or through the HealthGate Network.

     activePress service revenue includes fees for converting, hosting and storing information and providing development, support and maintenance. Additionally, transactional revenue is derived from fees associated with users' access to the publisher's content. These fees, which may be paid by the user or the publisher, are derived on a per subscriber, per page or per article basis.

     Blackwell Science and Massachusetts Medical Society, the publisher of the New England Journal of Medicine, are currently clients of our activePress service. See "-- Strategic Affiliations and Relationships -- Content," above.

  The www.healthgate.com and www.healthgate.co.uk Web Sites

     We provide healthcare information, products and services through our own Web sites, www.healthgate.com in the United States and www.healthgate.co.uk in the United Kingdom. The www.healthgate.com Web site, targeted to a wide range of users, was the first to provide free Web access to the complete MEDLINE database. This site provides a range of medical information, from basic background information on general health matters, wellness, illnesses and diseases to in-depth scientific research on specific medical conditions, from a variety of licensed and proprietary content sources. The content available on this site is divided into collections targeted to professionals, patients or consumers. However, content from all collections is available to any type of user. For example, a patient can access an article on a specific medical condition in the professionally oriented New England Journal of Medicine. Content sources include patient education and wellness information, bibliographic databases, Continuing Medical Education programs and decision support materials.

     The healthgate.co.uk site, launched in May 1998, is our first country-specific Web site. In addition to internationally recognized sources of medical information, such as MEDLINE, this site provides access to content of specific interest to users in the United Kingdom. We use our existing technology platform to provide easy access to the information on this site. We also use our technology platform to conform our content to local cultural and language nuances.

     Users may access portions of our content libraries on our own Web sites for free. Other licensed content, such as PsycINFO, CINAHL, the EMBASE Cardiology Consultant, and articles from the journals we make available, are available for a fee on a transaction specific basis.

  Content Syndication

     We selectively syndicate portions of our content libraries to InteliHealth, a health-related Web site, pursuant to a licensing agreement. Through syndication, we are able to drive additional traffic to the HealthGate Network in order to further increase awareness of the HealthGate brand and develop additional advertising, sponsorship and e-commerce revenue opportunities. Our name, embedded with a link to our www.healthgate.com Web site, is displayed on each page viewed by the user accessing our syndicated content through InteliHealth's Web site. In addition to generating revenue from licensing fees for the syndication of our content, this syndication arrangement provides for sharing advertising and sponsorship revenue generated through InteliHealth's Web site. To date, however, we have only realized revenue from licensing fees and have not recognized any revenue from advertising and sponsorship or e-commerce on InteliHealth's Web site.

  Snap Web Portal Alliance

     We provide access to selected portions of our content libraries to users of www.snap.com, a Web portal site. Web portal sites aggregate content from various sources and make the content, or links to the content, available on a single Web site, organized into related groupings of content, typically called channels. Beginning in March 2000, HealthGate is the anchor tenant, or most prominent provider of healthcare information, for seven of the major content areas of Snap's Health Channel. Our name is prominently displayed throughout the Snap Health Channel. Users of the Snap Health Channel see selected portions of our content libraries on the Snap Web site. When Snap users wish to access a complete article, not just the portion available on the Snap Web site, they link from the Snap Health Channel to a co-branded Snap/HealthGate Web site that we have designed, developed and host on our www.healthgate.com Web site.

     We anticipate that our relationship with Snap will drive traffic to the co-branded Snap/HealthGate Web site, resulting in additional traffic to our own www.healthgate.com Web site and our enterprise-based CHOICE Web sites that we host for hospitals. We believe that additional traffic to these sites will increase awareness of the HealthGate brand and develop additional advertising, sponsorship and e-commerce revenue opportunities. In addition to promoting the HealthGate brand, we have exclusive rights to sell advertising on the co-branded Snap/HealthGate Web site.

ADVERTISING AND SPONSORSHIP

     The depth and breadth of our content and the variety of our distribution channels developed for specific audiences of healthcare consumers offer advertisers and sponsors opportunities to target their messages to particular user groups. Advertisers may target groups by demographics such as gender and geographic location or advertise more broadly to the general population of health information users. The HealthGate Network's underlying technology platform recognizes a wide range of information about individual users. This, in turn, allows us to selectively target banner advertisements to users viewing specific topics or content sources. For example, we can place a banner advertisement for Tylenol on users' screens searching our content for information on headaches. We also intend to offer advertisers the opportunity to employ one-to-one advertising or niche marketing. This type of advertising, done after we first obtain the user's permission, will allow advertisers to target individual users based on registration details, both through banner advertising and through e-mail.

     We track banner advertising impressions and click-through rates for these advertisements and issue a NetGravity Traffic Report weekly to our advertisers. Statistics provided to both potential and current advertisers about our traffic patterns are audited by Audit Bureau of Circulation Interactive to assure accuracy.

     We offer sponsorship opportunities to companies that wish to target specific topics, content sources or CHOICE Web sites. Sponsorships are designed to support broad marketing objectives, including branding and product introductions, generally on an exclusive basis. For example, sponsorships allow businesses to have their name, message or products appear together with a link to their own Web site in every page of a Healthy Living Webzine, a CHOICE Web site or a condition specific Wellness Center. Sponsorships are sold for specific periods of time and portions of the Web site.

  Medical Self Care Agreement

     In December 1999 we entered into an E-Commerce/Sponsorship Agreement with Medical Self Care, Inc., the owner of the www.selfcare.com Web site that sells health-related products and services. Under the agreement we have jointly developed a co-branded HealthGate/SelfCare Web site which provides all the features and functionality of SelfCare's Web site. For the 37 month term of the agreement, we have agreed to provide on our www.healthgate.com Web site a minimum number of promotions which will link directly to the HealthGate/SelfCare Web site. Additionally, we have agreed to include on a number of our CHOICE Web sites promotions which will also link directly to the HealthGate/SelfCare Web site. SelfCare will be the preferred e-commerce provider for these selected CHOICE Web sites. The agreement provides for SelfCare to make annual cash payments to us of $1.0 million in the first year, $7.1 million in the second year and $8.4 million in the third year. In addition, for our first year services, SelfCare issued to us shares of its stock. The payments are subject to reduction or credits for future periods for failure to deliver the minimum number of CHOICE Web site promotions for the HealthGate/SelfCare Web site.

E-COMMERCE

     Currently, we use e-commerce to provide portions of our licensed content, including PsycINFO, CINAHL, the EMBASE Cardiology Consultant and full-text journals via the activePress service on a pay per view or transaction fee basis. In addition, we provide users the opportunity to purchase textbooks and other print products from Amazon.com, a Web-based bookstore, and photocopies of articles not available from our collection of full-text journals from Infotrieve, a document delivery service. Also, users can subscribe to certain fee-based content sources on a monthly basis.

     We believe that significant opportunities exist to provide additional healthcare related products to professionals, patients and consumers using our technology platform and the HealthGate Network. In order to pursue these opportunities, we are exploring options for expanding the products and services currently offered using e-commerce. For example, as part of our agreement with SelfCare, we will share in e-commerce revenues generated from sales on the co-branded HealthGate/SelfCare Web site after we have provided a specific number of click-throughs to this Web site. We will continue to explore further opportunities in this area.

SALES AND MARKETING

     We sell our products and services through our own direct sales force and through value added resellers. Our direct sales force consists of two teams: (1) CHOICE Web site sales; and (2) advertising and sponsorship sales. We divide the United States and Canada into seven direct sales regions for CHOICE Web site sales and assign direct sales representatives to each region. Our CHOICE Web site sales team consists of two groups, outside sales and inside sales. The outside sales group is responsible for delivering focused and targeted marketing for CHOICE Web sites, content syndication customers and other customers, increasing consumer awareness of the HealthGate brand and establishing campaigns to develop brand loyalty. Our inside sales group is responsible for facilitating the entire sales process, identifying leads through telemarketing and supporting our customers. The inside sales group's support functions include maintenance of customer and prospect databases, online demonstration sessions, preparation of presentations and proposals and development of relationships with current and future clients. Our advertising and sponsorship sales efforts are conducted from our headquarters in Burlington, Massachusetts.

     In addition to our direct sales force, we have established a value added reseller relationship with Data General. Through this relationship, we leverage the cross selling opportunities offered by Data General's worldwide healthcare sales force in their sales calls to their customer base of approximately 2,500 hospitals and healthcare institutions worldwide.

     In June 1999, we entered into a development and distribution relationship with GE Medical Systems pursuant to which GE Medical Systems will be able to sell our CHOICE Web site product and GE Medical Systems branded enhanced versions of our CHOICE Web site product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. See "-- Strategic Affiliations and Relationships -- Marketing and Distribution," above.

     We presently market our products and services through traditional means, including direct mail, print advertising and telemarketing. We also use Web-based banner advertising and sponsorship on our own Web sites, portions of the HealthGate Network and other third-party sites, targeted linking on the HealthGate Network and e-mail alerts to registered users of our own Web sites. Additionally, we have agreed to purchase a significant amount of advertising and sponsorship on Snap.com and related Web sites as part of our strategic alliance agreement with Snap, as described under "-- Strategic Affiliations and Relationships -- Marketing and Distribution," above. We intend to purchase additional advertising and sponsorship on certain CHOICE Web sites. We are also considering adding radio and television advertising to our marketing efforts.

CUSTOMER SERVICE

     We are committed to providing a high level of service and support to our clients and users. We believe that customer service is important to our ability to attract and retain clients and users. We provide service and support via a toll-free telephone number, e-mail and, on the Web site itself, through help screens and Frequently Asked Questions (FAQ) areas. The customer service staff includes medical librarians who are experienced in medical information retrieval.

TECHNOLOGY PLATFORM

     Our technology, consisting of internally developed and commercially available software programs, is designed to leverage the benefits of modular components so that all elements of our various content libraries and other databases can be channeled into one unified platform. From this platform, we can quickly and easily adapt all of this content and other data for numerous online applications, such as: (1) standardizing the appearance of disparate content sources; (2) integrating advertising and sponsorship; and (3) facilitating information retrieval for our customers and users. In addition, the modular composition of our technology platform enables us to reuse, update, scale, extend and replace components as needed. As content is added to our technology platform and moves through the various modules during processing, each individual module adds specific and unique features and functionality to the content.

     There are three specific groups of modules: (1) Content Standardization;
(2) Content Enhancement; and (3) Content Delivery. Unless otherwise noted, all modules are either available through the HealthGate Network or through our activePress service. We plan to integrate modules presently available only through our activePress service into the HealthGate Network.

  Content Standardization

     Content Normalization. The content normalization module converts original content, regardless of format supplied by the content provider, into a single, consistent Extensible Markup Language (XML) format. XML is a markup language used to identify structures and their roles within a document. For example, words within a document are classified as structures. The specific words in the document's footnotes are indicative of the role these words, or structures, have in the document. Meta-information, or information describing the content supplied by the provider, is retained. However, this module adds additional tagging to the provider-supplied meta-information for use in the searching, topics and dynamic formatting modules. The use of XML in the content normalization module enables us to offer, through other modules, multiple product offerings with different features, while using the same content from the same repository.

     Content Analysis. The content analysis module attaches value-added information to content. For example, footnotes, endnotes or bibliographies from journal articles are linked to abstracts or more detailed information found in other content sources such as MEDLINE. Features under development include the linking of drug trade names to a pharmaceutical source, identifying company names and providing appropriate links to other sources and associating content with various conditions, illnesses or related topics.

     Content Matching. The content matching module integrates three separate databases enabling them to interact and relay information to each other as a user moves through our various content sources. The different databases are Users, Content Sources and Usage. The content matching module tracks individual users (Users) through the HealthGate Network, recording what content they use (Content Source), and recording the transaction for later use (Usage).

  Content Enhancement

     Authentication, Access Control and E-commerce. The authentication, access control and e-commerce module confirms a user's identity, allows the user access to the various content sources and records any transaction or usage for that user. This module is analogous to a content store, offering access to content on a fee per use basis. These sales can be via a one-time credit card transaction or through institutional access. This module allows us to package content through different methods to different user groups using various pricing models. For example, information from a particular journal can be sold to the user by year, by the issue, by the article, or even by the page.

     Searching. The searching module, using our ReADER(R) search software that provides a natural language searching tool, enables professionals, patients and consumers access to content without regard for the level of their expertise, knowledge of medical terms, or knowledge of specific database searching commands. For example, if a user searches the MEDLINE database for the common concept "CAT Scan," the ReADER tool would translate that phrase into a search for the medical term "Tomography, X-Ray Computed" yielding more relevant results.

     Topics. The topics module creates topic hierarchies or organizes specific content for the professionals, patients, or consumers according to pre-defined algorithms. Topics are created using both searching and keyword technologies. Patient and consumer topics are organized by medical condition. Professional topics are organized by medical specialty. Topics allow for quick access to the latest information without requiring the user to search multiple content sources.

     Advertising. The advertising module enables us to target specific advertisements to individuals or groups based on demographic information, user registration, or specific content sources. For example, a user searching for information on headaches could be shown an advertisement for Tylenol. This module also handles scheduling of advertisements, reporting of results to advertisers and the placement and screening of advertisements.

     Personalization. The personalization module enables content to be customized for the individual user. Among the features provided through this module are user-managed subscriptions and commerce, e-mail updates and saved searches. A new feature under development will allow a user to create a customized Web page displaying only information based upon a user provided profile.

     Relevant Information Linking. The relevant information linking module enables dynamic cross-referencing or linking among related content and features. For example, content targeted for the physician can be linked to corresponding patient education materials, enabling the physician to produce a customized brochure handout, written specifically for the patient, without accessing multiple content sources.

     Community Building. Currently under development, the community building module will enable users to interact and establish relationships with other users possessing similar health-oriented interests. For example, discussion groups can be formed around specific conditions, individual journal articles, or treatment options. An option currently available called "Send to a Friend" enables users to send e-mail, with a link to a specific article from content available from HealthGate, to friends or colleagues.

  Content Delivery

     Dynamic Formatting. The dynamic formatting module allows for active layout of content for presentation to the user. Formatting can be based upon a specific user's registration information, the type of content the user is viewing, the CHOICE Web site and access point. The utilization of Extensible Style Language
(XSL) allows for quick and efficient formatting modifications. For example, XSL converts or transforms information stored in XML into other data formats, such as Hypertext Markup Language (HTML), used to construct most Web pages. This module gives us the option of having multiple product offerings with different features, while using the same content from the same repository.

COMPETITION

     The market for Internet services and products is relatively new, intensely competitive and rapidly changing. With no substantial barriers to entry, over 15,000 Web sites presently offer users healthcare content and products and services, and we expect that competition will continue to grow. We compete, directly and indirectly, for subscribers, consumers, content and service providers, advertisers, sponsors and acquisition candidates with a variety of companies. Presently, our competitors include the following types of companies:

     - publishers and distributors of traditional print media targeted to healthcare professionals, patients and health-conscious consumers, many of which have established or may establish their own Web sites;

     - large healthcare information systems companies, such as McKesson HBOC and Shared Medical Systems;

     - online services or Web sites targeted to the healthcare industry generally, such as Healtheon/WebMD, Medscape, InteliHealth and drkoop.com;

     - public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships, such as the National Library of Medicine and the American Medical Association;

     - Web sites, such as Yahoo!, America Online and Lycos, which provide access to healthcare related information and services; and

     - vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

     Many of our competitors enjoy significant competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services; longer operating histories; greater brand recognition; and larger customer bases.

     We believe that the principal competitive factors in our target markets are comprehensiveness of content, integration with existing technologies, brand name recognition, performance, ease of use, pricing, features and quality of support. We also believe that we are the only provider among our competitors to serve all of our target markets and that the combination of the depth and breadth of our content libraries and the flexibility of our technology platform allows us to compete favorably in each of our target markets. See "-- Risk Factors -- We face intense competition in providing our Internet-based healthcare information products and services and we may not be able to compete effectively," below.

     We presently syndicate portions of our content to other competing health related Web sites, including InteliHealth. We believe that the benefits of content syndication, including additional traffic to the HealthGate Network, increased awareness of the HealthGate brand and additional advertising and sponsorship and e-commerce opportunities, outweigh the disadvantages of a potential increase in competition that may result from our content syndication to these competitors. See "-- HealthGate's Products and Services -- Content Syndication," above.

GOVERNMENTAL REGULATION

     Currently, there are a number of laws that regulate communications or commerce on the Internet. Federal, state, local and foreign governments and agencies are considering laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services. In addition, several telecommunications carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Regulation of this type, if imposed, could substantially increase the cost of communicating on the Internet.

     Internet user privacy has become an issue both in the United States and abroad. The Federal Trade Commission and government agencies in some states and countries have been investigating certain Internet companies regarding their use of personal information. Any regulations imposed to protect the privacy of Internet users may affect the way in which we currently collect and use personal information.

     As is typical with most Web sites, our Web sites place "cookies" on a user's hard drive without the user's knowledge or consent. Although we do not currently do so, this technology enables Web site operators to target specific users with a particular advertisement and to limit the frequency with which a user is shown a particular advertisement. Certain currently available Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors.

     It may take years to determine the extent to which existing laws related to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet and for new laws to be adopted. Any new laws or regulations relating to the Internet, or the application or interpretation of existing laws, could slow the growth in the use of the Internet, decrease demand for our Web sites or otherwise materially adversely affect our business. See "-- Risk Factors," below.

INTELLECTUAL PROPERTY

     We regard our intellectual property as important to our business, and we rely upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, strategic partners and others to protect our rights in this property. Effective trademark, copyright and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet. Therefore, we can not guarantee that the steps we have taken to protect our proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries which may not protect our proprietary rights to the same extent as do the laws of the United States.

     We license almost all of our content from third parties. Although under most of our license agreements, the licensor has agreed to defend and indemnify us for losses with respect to third-party claims that the licensed content infringes third-party proprietary rights, we can not assure investors that these provisions will be adequate to protect us from infringement claims.

     We also rely on a variety of technologies that are licensed from third parties, including our database and Internet server software, which is used for our Web sites to perform key functions. These third-party licenses may not be available to us on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements, interactive tools and other features until equivalent technology can be licensed or developed. See "-- Risk Factors -- Our business may suffer if we are not able to effectively protect our intellectual property rights," below.

EMPLOYEES

     As of December 31, 1999, we had a total of 87 full-time employees. Of these employees, 43 serve in research and development, 11 serve in administration and 33 serve in sales and marketing. None of our employees is represented by a labor union. We consider our relations with employees to be good.

RISK FACTORS

     HealthGate's business involves significant risks and uncertainties, including those described below.

RISKS RELATED TO OUR BUSINESS

     Our quarterly operating results may fluctuate significantly which may affect the market price of our common stock in a manner unrelated to our long-term performance. We expect our quarterly revenue, expenses and operating results to fluctuate significantly in the future, which could affect the market price of our common stock in a manner unrelated to our long-term operating performance. Quarterly fluctuations could result from a number of factors, including:

     - the amount and timing of costs to expand our operations;

     - addition of new content providers or changes in our relationships with our most important content providers, which may require more expenditures in the early stages of these relationships;

     - the level of usage of the HealthGate Network which could impact, among other things, recognition of revenue in connection with advertising and sponsorship sales that are tied to the number of times advertisement or sponsorship banners are displayed to users;

     - seasonality of spending by the advertising industry, which is generally lower in the first and third calendar quarters; and

     - the amount and timing of expenses required to integrate operations and technologies from acquisitions, joint ventures or other business combinations or investments.

     We expect to increase the level of activity and spending in our operations, particularly in sales and marketing and research and development. We base our expense levels in part upon our expectations concerning future revenue and these expense levels are predominantly fixed in the short-term. If we have lower revenue than expected, we may not be able to reduce our spending in the short-term in response. Any shortfall in revenue would have a direct impact on our results of operations. In this event, the price of our common stock may fall. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

     Our business prospects will suffer if we are not able to successfully build recognition for the HealthGate brand. We believe that increasing awareness of the HealthGate brand is important to our ability to attract additional users, customers, advertisers, sponsors and strategic partners. We believe the importance of brand recognition will increase in the future as the number of Web sites providing healthcare information products and services increases. We plan to allocate significant resources to develop and build brand recognition by expanding the reach of the HealthGate Network, primarily through increasing the number of CHOICE Web sites, promoting these CHOICE Web sites and our own Web sites and through our alliance with Snap and Xoom.com. However, we can not assure you that our efforts to build brand awareness will be successful.

     We face intense competition in providing our Internet-based healthcare information products and services and we may not be able to compete effectively. The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990s, the number of Web sites on the Internet competing for users' attention has proliferated with no substantial barriers to entry. There are more than 15,000 Web sites offering users healthcare content, products and services, and we expect that competition will continue to grow. With low barriers to entry in a relatively new and rapidly evolving industry, the types of entities against which we compete, directly and indirectly, for subscribers, consumers, content and service providers, advertisers, sponsors and acquisition candidates ranges from traditional healthcare print publishers and distributors, to health focused and general Web sites, to large healthcare information companies.

     Many of our competitors enjoy significant competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services; longer operating histories; greater brand recognition; and larger customer bases.

     We also compete with other Web sites, traditional print media and other sources of healthcare information for a share of total advertising budgets. If advertisers perceive the Internet or the HealthGate Network to be limited or ineffective advertising media, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on the HealthGate Network. See "Business -- Competition," above.

     The success of our business will depend on our ability to sell a substantial number of co-branded CHOICE Web sites. A key element of our strategy is to expand the HealthGate Network by establishing co-branded CHOICE Web sites. We commercially introduced our CHOICE Web site product in early 1999 and as of December 31, 1999 had delivered 84 CHOICE Web sites to enterprise clients, including 34 to Columbia Information Systems. We cannot guarantee that we will be successful in selling advertising or sponsorship on these or additional sites in the future.

     Our CHOICE product is relatively new and unproven and we can not assure you that we will be able to sell additional CHOICE products without lowering the price of the product. Our CHOICE product is an important part of our business model and if we are unable to sell a substantial number of CHOICE Web sites, our business prospects, results of operations and the market price of our common stock could be materially adversely affected.

     Our business is expanding rapidly and our business prospects may suffer if we are not able to effectively manage the growth of our operations and successfully attract and retain key personnel. Since we began our business in 1994, we have significantly expanded our operations over a short period of time. We have grown from three employees at the end of 1994 to 87 full-time employees as of December 31, 1999, and we expect to add a significant number of additional personnel in the near future. Several members of our senior management joined us in 1999, including Mary B. Miller, our Chief Financial Officer, and Richard J. Fecher, our Vice President of Sales. We believe the successful integration of our senior management will be critical to our ability to effectively manage our growth. Our rapid growth has placed a substantial strain on our management, operational and financial resources and systems. Our future success will depend in large part on our ability to implement, improve and effectively utilize our operational, management, marketing and financial resources and systems and train and manage our employees. We can not guarantee that our management team will be able to effectively manage the growth of our operations or that our systems, procedures and controls will be adequate to support our expanding operations.

     Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, editorial, marketing and customer service personnel. Competition for highly-skilled personnel is intense. In particular, skilled technical employees are highly sought after in the Boston area, and we can not guarantee that we will be able to attract or retain these employees.

     We may not be able to successfully implement our growth and acquisition strategy. Key elements of our growth strategy include making acquisitions of, or significant investments in, complementary companies, products or technologies to increase our content libraries, technological capabilities and customer base and entering into other strategic affiliations. To date, we have not made any major acquisitions or investments. For our acquisition strategy to be successful, we will need to identify content sources, technologies and businesses that are complementary to ours, integrate disparate technologies and corporate cultures and possibly manage a geographically dispersed company. We may also lose key employees while integrating any new companies. For these reasons, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. Simultaneously pursuing acquisitions, strategic affiliations and other elements of our growth strategy could be expensive, time consuming and may strain our resources. If we are not successful in implementing our growth and acquisition strategy, our business, results of operations and the market price of our common stock could be adversely affected.

     In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could adversely affect our results of operations and the market price of our common stock.

     The success of our business will depend on our ability to sell advertising on the HealthGate Network. We derived approximately 20% of our revenue in the year ended December 31, 1999 from the sale of general and targeted banner advertising and sponsorships of discrete topic areas on the HealthGate Network. Under our sponsorship arrangements, a sponsor's name or a message selected by the sponsor is included on each page of the topic area together with a click-through link to the sponsor's Web site.

     Our future success depends on our ability to generate and increase revenue from advertising and sponsorship which will depend on a number of factors, including:

     - the development of the Internet as an advertising medium;

     - the amount of traffic on the HealthGate Network and the number of registered and unique users of our content; and

     - our ability to achieve and demonstrate registered and unique user demographic characteristics that are attractive to sponsors and advertisers.

     The performance of our Web sites and computer systems is critical to our business and our business will suffer if we experience system failures. The performance of our Web sites and computer systems is critical to our reputation and ability to attract and retain users, customers, advertisers and subscribers. We provide products and services based on sophisticated computer and telecommunications software and systems, which often experience development delays and may contain undetected errors or failures when introduced into our existing systems. Although we have only experienced one minor unscheduled service interruption of approximately four hours since the beginning of 1998, we can not guarantee that we will not experience more significant service interruptions in the future. We are also dependent upon Web browsers and Internet service providers to provide Internet users access to our Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. We also depend on certain information providers to deliver information and data feeds to us on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of our content or an increase in response time on our Web sites could cause us to lose potential or existing users, customers, advertisers or subscribers and could result in damage to our reputation and brand name or a decline in our stock price.

     In March 1999, we entered into an Internet Data Center Services Agreement with Exodus Communications, Inc. to house all of our central computer facility servers at Exodus's Internet Data Center in Waltham, Massachusetts. We do not presently maintain fully redundant systems at separate locations, so our operations depend on Exodus's ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers, Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. We have also developed a disaster recovery plan to respond to system failures. We can not guarantee that our disaster recovery plan is capable of being implemented successfully. We can not guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of any system failure.

     We retain confidential customer information in our database and if we fail to protect this information against security breaches we may lose customers. We retain confidential customer information in our database. Therefore, it is critical that our facilities and infrastructure remain secure and that they are perceived by consumers to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage our reputation or result in liability to us. We believe that maintaining the trust of our customers is important for us to be able to grow our business and, therefore, we believe that any damage to our reputation or liability arising from one or more security breaches could adversely affect our business, results of operations and the market price of our common stock.

     Our business prospects may suffer if we are not able to keep up with the rapid technological developments in the Internet industry. The Internet industry is characterized by rapid technological developments, evolving industry standards, changes in user and customer requirements and frequent new service and product introductions and enhancements. The introduction of new technology or the emergence of new industry standards and practices could render our systems and, in turn, our products and services, obsolete and unmarketable or require us to make significant unanticipated investments in research and development to upgrade our systems in order to maintain the marketability of our products. To be successful, we must continue to license or develop leading technology, enhance our existing products and services and respond to emerging industry standards and practices on a timely and cost-effective basis. If we are unable to successfully respond to these developments, particularly in light of the rapid technological changes in the Internet industry generally and the highly competitive market in which we operate, our business, results of operations and the market price of our common stock could be adversely affected.

     We may be subject to liability for information retrieved from our Web site. As a publisher and distributor of online information, we may be subject to third party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied on our Web sites. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online service providers in the past. We could be subject to liability with respect to content that may be accessible through our Web sites or third party Web sites linked from our Web sites. For example, claims could be made against us if material deemed inappropriate for viewing by children could be accessed through our Web sites or if a professional, patient or consumer relies on healthcare information accessed through our Web sites to their detriment. Even if any of the kinds of claims described above do not result in liability to us, we could incur significant costs in investigating and defending against them and in implementing measures to reduce our exposure to this kind of liability. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

     We depend on our content providers, as the success of our business depends on our ability to provide a comprehensive library of healthcare information. With the exception of our Healthy Living series of Webzines, we license all of our content from third parties. With a few exceptions, these licenses are generally non-exclusive, have an initial term of one year and are renewable. In addition, a significant number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. We can not guarantee that we will be able to continue to license our present content or sufficient additional content to provide a diverse and comprehensive library. In the future, we may not be able to license content at reasonable cost. In addition, one or more of our publishers or other content providers may grant one of our competitors an exclusive arrangement with respect to a significant database or periodical, or elect to compete directly against us by making its content exclusively available through its own Web site. Presently, we believe it would be difficult to replace the New England Journal of Medicine and the journals made available by Blackwell Science with other journals of the same reputation. These sources are committed to us through April 2001 and December 2001, respectively, but if either of them chooses not to renew the agreements they have with us, our business could be adversely affected because the quality of our content is important in attracting online users, advertisers and CHOICE customers.

     The majority of our revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect our business. Historically, we have generated a substantial portion of our revenue from a few customers. For the year ended December 31, 1999, two customers, Blackwell Science, one of our largest stockholders, Columbia/HCA Healthcare Corporation, also one of largest stockholders, accounted for 24% and 18%, respectively, of our total revenue. We expect to continue to generate a substantial portion of our revenue in the near future from these customers and the loss of either of them could adversely affect our business. Our most recent agreement with Blackwell Science runs through December 2001.

     Our business may be adversely affected if we are not able to effectively protect our intellectual property rights. We regard our trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to our business, and we rely upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, strategic partners and others to protect our rights in this property. We have registered our "HealthGate," "HealthGate Data," "CHOICE," "MedGate," "ReADER" and our HealthGate logo trademarks in the U.S. and we have pending a U.S. application for our "activePress" trademark. Effective trademark, copyright and trade secret protection may not be available in every country in which our products and services are distributed or made available through the Internet. Therefore, we can not guarantee that the steps we have taken to protect our proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries which may not protect HealthGate's proprietary rights to the same extent as do the laws of the United States.

     Although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark or other proprietary rights belonging to them. These claims, even if they are without merit, could result in our spending a significant amount of time and money to dispose of them. In July 1999, we received a letter from TechSearch L.L.C. claiming ownership of a patent that claims exclusive rights to all electronic methods of on-demand remote retrieval of graphic and audiovisual information. The letter asserted that the use of our Web site, www.healthgate.com, infringes the patent. In the letter, TechSearch offered to license the patent perpetually and retroactively to us for a one-time fee of between

$50,000 and $150,000 depending upon the number of "hits" per day on our web site. We are currently investigating this matter. At this time, however we are unable to predict its outcome.

     Our business may be adversely affected if we are unable to continue to license software that is necessary for the development of product and service enhancements. We rely on a variety of technologies that are licensed from third parties, including our database software and Internet server software, which is used in our Web sites to perform key functions. These third party licenses may not be available to us on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements, interactive tools and other features until equivalent technology could be licensed or developed.

RISKS RELATED TO OUR INDUSTRY

     Our business prospects are uncertain, as the market for online healthcare information and services is still developing. The online healthcare information market is in the early stages of development, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced competing products and services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Therefore, it is difficult to predict with any assurance the size of the market for online healthcare information or its growth rate. We can not guarantee that physicians, hospitals and other healthcare providers and consumers will view obtaining healthcare information through the Internet as an acceptable way to address their healthcare information needs.

     Our business prospects depend on the use of the Internet as an advertising medium. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to Internet-based advertising. Therefore, it is too early to know whether advertisers or advertising agencies will be persuaded to allocate portions of their budgets to Internet-based advertising or, if so persuaded, whether they will find Internet-based advertising to be an effective means of promoting their products and services relative to traditional print and broadcast media. Acceptance of the Internet among advertisers and advertising agencies will depend, to a large extent, on the level of use of the Internet by consumers and upon growth in the commercial use of the Internet, neither of which has yet been proven. Additionally, there is intense competition for advertising revenue on high-traffic Web sites which has resulted in significant price competition.

     Government regulation of the Internet may result in increased costs of using the Internet which could adversely affect our business. Currently, there are a number of laws that regulate communications or commerce on the Internet. Several telecommunications carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Regulation of this type, if imposed, could substantially increase the cost of communicating on the Internet and adversely affect our business, results of operations and the market price of our common stock.

     Privacy-related regulation of the Internet could adversely affect our business. Internet user privacy has become an issue both in the United States and abroad. The Federal Trade Commission and government agencies in some states and countries have been investigating certain Internet companies regarding their use of personal information. Any regulations imposed to protect the privacy of Internet users may affect the way in which we currently collect and use personal information.

     The European Union (EU) has adopted a directive that imposes restrictions on the collection and use of personal data, guaranteeing citizens of EU member states certain rights, including the right of access to their data, the right to know where the data originated and the right to recourse in the event of unlawful processing. We can not assure you that this directive will not adversely affect our activities in EU member states.

     As is typical with most Web sites, our Web sites place certain information (cookies) on a user's hard drive without the user's knowledge or consent. Although we do not currently do so, this technology enables

Web site operators to target specific users with a particular advertisement and to limit the frequency with which a user is shown a particular advertisement. Some currently available Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors.

     A feature of our own Web sites includes the retention of personal information about our users. We have a stringent privacy policy covering this information. However, if third parties were able to penetrate our network security and gain access to, or otherwise misappropriate, our users' personal information, we could be subject to liability. Such liability could include claims for misuses of personal information, such as for unauthorized marketing purposes or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if any regulator chooses to investigate our privacy practices.

     Tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and our company. Tax authorities on the federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, income and other taxes. A recently passed federal law places a temporary moratorium on certain types of taxation on Internet commerce. We can not predict the effect of current attempts at taxing or regulating commerce over the Internet. It is also possible that the governments of other states and foreign countries also might attempt to regulate our transmission of content on our Web sites and throughout the rest of the HealthGate Network. Any new legislation, regulation or application or interpretation of existing laws would likely increase our cost of doing business and may adversely affect our results of operations and the market price of our common stock.

     We may be subject to liability for claims that the distribution of medical information to consumers constitutes practicing medicine over the Internet. States and other licensing and accrediting authorities prohibit the unlicensed practice of medicine. We do not believe that our publication and distribution of healthcare information online constitutes practicing medicine. However, we can not guarantee that one or more states or other governmental bodies will not assert claims contrary to our belief. Any claims of this nature could result in our spending a significant amount of time and money to defend and dispose of them.

ITEM 2.  PROPERTIES

     HealthGate's principal executive and corporate offices and development and network operations are located in Burlington, Massachusetts, in approximately 20,600 square feet of space occupied under a lease which expires on June 30, 2000. We have entered into a new lease for a total of 31,800 square feet at our Burlington, Massachusetts location. The new lease expires on June 30, 2005. In addition to the Burlington space, our central computer facility is located at an Exodus Communications, Inc. Internet Data Center in Waltham, Massachusetts. We believe that current space is adequate and that additional space will be available for expansion if needed.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to or aware of any material legal proceedings involving us.

     In July 1999, we received a letter from TechSearch L.L.C. claiming ownership of a patent that claims exclusive rights to all electronic methods of on-demand remote retrieval of graphic and audiovisual information. The letter asserted that the use of our Web site, www.healthgate.com, infringes the patent. In the letter, TechSearch offered to license the patent perpetually and retroactively to us for a one-time fee of between $50,000 and $150,000 depending upon the number of "hits" per day on our web site. We are currently investigating this matter. At this time, however, we are unable to predict its outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By stockholders written consent action dated November 19, 1999, HealthGate's stockholders approved and adopted (1) an amendment to Healthgate's Certificate of Incorporation (a) to increase the authorized capital stock of HealthGate to 100,834,629 shares, consisting of 100,000,000 shares of common stock and 834,629 shares of preferred stock, and (b) to effect a 3.966 for one common stock split; and (2) an amendment to HealthGate's 1994 Stock Option Plan to increase the number of shares of common stock issuable under the Plan to 3,599,997 (post-split) shares.

Votes for:        12,446,399   (on an as-converted basis)
Votes against:             0
Abstentions:         249,073   (on an as-converted basis)

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers, key employees and directors as of December 31, 1999.

NAME                                   AGE                           POSITION
----                                   ---                           --------
William S. Reece.....................  34    Chairman of the Board of Directors, President and Chief
                                               Executive Officer
Mary B. Miller.......................  42    Chief Financial Officer and Treasurer
Mark A. Israel.......................  31    Chief Technology Officer
Richard J. Fecher....................  40    Vice President of Sales
Rick Lawson..........................  40    Vice President of Content and Secretary
Tina M. H. Blair, M.D.(1)............  51    Director
Jonathan J. G. Conibear(1)...........  48    Director
Edson D. de Castro(2)................  61    Director
David Friend(2)......................  51    Director
Chris H. Horgen(1),(2)...............  53    Director

---------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

     WILLIAM S. REECE is a founder of HealthGate and has served as a member of our board of directors and our President and Chief Executive Officer since our inception in 1994. Mr. Reece has served as the Chairman of our board of directors since December 1994. From June 1988 to May 1994, Mr. Reece served in several positions, including Vice President, Sales and Marketing, Manager of U.S. Sales and Marketing Representative at PaperChase, a medical literature retrieval software company owned by Beth Israel Hospital in Boston.

     MARY B. MILLER has served as our Chief Financial Officer and Treasurer since April 1999. From 1998 to 1999, Ms. Miller was self-employed as a financial consultant for small and medium sized high technology firms. From 1996 to 1998, Ms. Miller was Vice President of Finance and Chief Financial Officer of Multilink, Inc., a communications company. From 1988 to 1996, Ms. Miller held several positions at Progress Software Corporation, a publicly-traded computer software company, including Director of Finance and Administration and Chief Accounting Officer, U.S. Controller and Assistant Controller. Ms. Miller is a Certified Public Accountant.

     MARK A. ISRAEL has served as our Chief Technology Officer since July 1997. From September 1995 to July 1997, Mr. Israel served as a system architect and director at Individual Inc., an Internet news company. From September 1992 to September 1995, Mr. Israel served as a Senior Consultant at Fusion Systems Group, a software consulting firm. From 1991 to September 1992, Mr. Israel served as a Consultant at Cambridge Technology Partners, a software consulting firm.

     RICHARD J. FECHER has served as our Vice President of Sales since September 1999. From May 1999 to September 1999, Mr. Fecher served as our National Sales Director. From August 1995 to April 1999, Mr. Fecher held various sales management and sales positions within the healthcare, commercial and financial divisions of Data General Corporation. From 1994 to 1995, Mr. Fecher was an Account Manager with SiliconGraphics Computer Systems. From 1993 to 1994, Mr. Fecher was a Regional Manager with Kendall Square Research. From 1986 to 1993, Mr. Fecher held various management and sales positions with Data General Corporation.

     RICK LAWSON is a founder of HealthGate and has served as our Vice President of Content and Secretary since November 1994. From November 1987 to November 1994, Mr. Lawson served in several positions, including Vice President, Account Services/Operations, Director of User Services and Manager of Customer Service at PaperChase, a medical literature retrieval software company owned by Beth Israel Hospital in Boston.

     TINA M. H. BLAIR, M.D. has served as a member of our board of directors since March 1995. Since 1995, Dr. Blair has served as a partner and Director of Emergency Medicine for Emergency Medical Associates of New Jersey, based at Mountainside Hospital in Montclair, New Jersey. From 1992 to 1995, Dr. Blair served as a physician on the staff at Addison Gilbert Hospital in Gloucester, Massachusetts.

     JONATHAN J. G. CONIBEAR has served as a member of our board of directors since December 1996. Since 1986, Mr. Conibear has served as Executive Director of Blackwell Science, Ltd., the largest publisher of medical societies' journals and one of the world's largest medical publishers, with headquarters in Oxford, UK. From 1985 to 1997, Mr. Conibear had other responsibilities with Blackwell Science, including President, Blackwell Science Inc., Blackwell's U.S. subsidiary, Chair, Blackwell's Asian subsidiary, and Sales Director. From 1974 to 1985, Mr. Conibear served in various positions with Oxford University Press.

     EDSON D. DE CASTRO has served as a member of our board of directors since December 1994. Since 1997, Mr. de Castro has been a self-employed business consultant. From 1992 to 1997, Mr. de Castro was Chairman of Xenometrix, Inc., a biotechnology company. From 1989 to 1990 Mr. de Castro was Chairman of the Board of Directors of Data General Corporation. From 1968 to 1989, Mr. de Castro served as President and Chief Executive Officer of Data General. Mr. de Castro is a director of Boston Life Sciences, Inc., a biotechnology company, AVAX Technologies, Inc., a biopharmaceutical company, and of UOL Publishing Inc., a publisher of educational courseware for Internet training programs. Mr. de Castro is also a trustee of Boston University and a Member of the Visiting Committee of Clark University School of Management. Mr. de Castro is also a Member of the Corporation of Partners Healthcare System Inc.

     DAVID FRIEND has served as a member of our board of directors since April 1995. In June 1999, Mr. Friend became Chief Executive Officer of eYak, Inc., a teleconferencing company. From 1995 through December 1999, Mr. Friend served as Chairman of the Board of Directors of FaxNet Corp., a provider of messaging services to the telecommunications industry. During 1994 and 1995, Mr. Friend served as a lecturer at Massachusetts Institute of Technology. From 1983 to 1994, Mr. Friend served as Chairman of the board of directors of Pilot Software, an international software firm.

     CHRIS H. HORGEN has served as a member of our board of directors since October 1995. In November 1999, Mr. Horgen became the Senior Managing Director for Southeastern Technology Venture Fund. From 1991 to November 1999, Mr. Horgen served as Chairman of the Board of Directors and Chief Executive Officer of Nichols Research Corporation, a publicly-traded information technology company. From 1976 to 1997, Mr. Horgen also served in a number of other positions with Nichols Research, including Chief Executive Officer, Co-Chairman of the board of directors, and Executive Vice President. Mr. Horgen is also a Director of South Trust Bank of Alabama, N.A.

     Executive officers of HealthGate are elected by the board of directors on an annual basis and serve at the pleasure of the board of directors. There are no family relationships among any of our executive officers or directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     HealthGate's common stock began trading on the NASDAQ National Market under the symbol "HGAT" on January 26, 2000 in connection with HealthGate's initial public offering. Prior to that date, there was no public market for our common stock and, therefore, no quoted market prices for our common stock are available for the years ended December 31, 1999 and 1998.

     On March 1, 2000, there were 51 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

     The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Factors that may have a significant effect on the market price of our common stock include:

     - changes in the market valuations of other Internet or online service companies;

     - actual or anticipated quarterly fluctuations in our operating results;

     - changes in expectations of future financial performance or changes in estimates of securities analysts;

     - announcements of technological innovations;

     - announcements relating to strategic relationships, acquisitions or industry consolidation;

     - customer relationship developments; and

     - conditions affecting the Internet or healthcare industries.

     The trading price of our common stock may be volatile. The stock market in general, and the market for technology and Internet-related companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations many adversely affect the trading price of our common stock, regardless of our actual operating performance.

     In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If this were to happen to HealthGate, litigation would be expensive and would divert management's attention.

     We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future.

USE OF PROCEEDS

     On January 31, 2000, HealthGate closed upon its initial public offering of 3,750,000 shares of its common stock. The managing underwriters in the offering were SG Cowen Securities Corporation, Prudential Securities Incorporated and Warburg Dillon Read LLC. The shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-76899). This Registration Statement was declared effective by the Securities and Exchange Commission on January 25, 2000.

     The initial public offering price was $11.00 per share for the aggregate initial public offering proceeds of $41,250,000. There were a total of $2,887,500 in underwriting discounts and commissions. In addition, the following table itemizes the estimated expenses incurred in connection with the offering, other than underwriting discounts and commissions. None of the amounts shown was paid directly or indirectly to any director or officer of HealthGate or their associates, persons owning 10 percent or more of any class of equity securities of HealthGate or an affiliate of HealthGate.

  Securities and Exchange Commission registration fee.......  $   13,188
  NASD filing fee...........................................       6,848
  Nasdaq National Market listing fee........................      95,000
  Printing and engraving expenses...........................     831,000
  Professional fees and expenses............................   1,300,000
  Blue Sky fees and expenses................................      29,000
  Transfer agent fees.......................................       3,500
  Miscellaneous.............................................     421,464
                                                              ----------
          Total.............................................  $2,700,000
                                                              ==========

     After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to HealthGate from the initial public offering were approximately $35.7 million. In February 2000, we applied a total of approximately $12,715,000 from the net proceeds to the following items.

  First year fees to Snap! LLC..............................  $10,250,000
  Repayment of long-term note...............................    2,000,000
  Series E dividends........................................      465,000
                                                              -----------
          Total.............................................  $12,715,000
                                                              ===========

     The Series E dividend amount included payments of $116,000 to Blackwell Science Ltd. and $349,000 to GE Capital Equity Investments, Inc., both of which are principal stockholders of HealthGate. Other proceeds from the offering have been invested in interest-bearing, investment grade securities.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1999, we sold the following securities in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) or Rule 701 promulgated under Regulation S-K described below.

     On February 3, 1999, we issued and sold 79 shares of our common stock for an aggregate consideration of $56.80 in cash to a former employee who exercised an outstanding stock option.

     On April 7, 1999, we issued and sold 87,364 shares of our Series E Convertible Preferred Stock to GE Capital Equity Investments, Inc. for an aggregate consideration of approximately $1,000,000 in cash and 174,729 shares of our Series E Convertible Preferred Stock to Blackwell Science, Ltd. for an aggregate consideration of $2,000,000, paid by means of Blackwell's conversion of the principal amount due under a convertible promissory note issued by us to Blackwell on September 29, 1998 in the principal amount of $2,000,000. In connection with our sale of our Series E Convertible Preferred Stock to GE Capital Equity Investments, we paid Dain Rauscher Wessels a placement agent commission of $40,000 in cash.

     On April 21, 1999, we issued and sold 458,664 shares of our Series E Convertible Preferred Stock to GE Capital Equity Investments for an aggregate consideration of approximately $5,250,000 in cash. In connection with this sale, we paid Dain Rauscher Wessels a placement agent commission of $250,000 in cash. In addition, in connection with this sale and the April 7, 1999 sale of Series E Convertible Preferred Stock to GE Capital Equity Investments, we issued Dain Rauscher Wessels a warrant to purchase 21,654 shares of our common stock for $2.89 per share and reimbursed them approximately $50,000 in cash for their out of pocket expenses. In addition, we incurred approximately $111,000 in other issuance-related expenses.

     On May 14, 1999, we issued and sold 19,830 shares of our common stock for an aggregate consideration of $9,328 in cash to an executive officer who exercised an outstanding stock option.

     On June 17, 1999, we issued a warrant to purchase 1,189,800 shares of our common stock to General Electric Company in connection with a development and distribution agreement we entered into with GE Medical Systems.

     On October 27, 1999, we issued and sold 96,504 shares of our common stock for an aggregate consideration of $81,565.50 in cash to a director who exercised outstanding stock options.

     On November 2, 1999, we issued a warrant to purchase 1,941,035 shares of our common stock to CIS Holdings, Inc. in connection with a marketing and reseller agreement we entered into with Columbia Information Systems, an affiliate of CIS Holdings, Inc.

     On November 3, 1999, we issued and sold 500,000 shares of our common stock to Snap! LLC in exchange for services to be performed by Snap under a strategic alliance agreement.

     On December 2, 1999, we issued and sold 54,334 shares of our common stock for an aggregate consideration of $41,100 in cash to a former executive officer who exercised an outstanding stock option.

     Additionally, on January 31, 2000, HealthGate completed a private placement of 795,454 shares of common stock, at a purchase price of $11.00 per share, to NBC Internet, Inc. and GE Capital Equity Investments, Inc. in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with our financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998 and 1999, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this filing. The consolidated statement of operations data for the years ended December 31, 1995 and 1996, and the consolidated balance sheet data as of December 31, 1995, 1996 and 1997, are derived from our audited financial statements that do not appear in this filing. The historical results are not necessarily indicative of the operating results to be expected in the future.

     Unaudited pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding preferred stock into common stock, as if the shares had converted immediately upon their issuance.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                            1995      1996       1997       1998        1999
                                            -----    -------    -------    -------    --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenue.............................  $   1    $   408    $ 1,285    $ 2,434    $  3,242
Total costs and expenses..................    812      3,120      3,820      4,975      19,532
Loss from operations......................   (811)    (2,712)    (2,535)    (2,541)    (16,290)
Net loss..................................   (815)    (2,726)    (2,541)    (2,878)    (16,732)
Net loss attributable to common
  stockholders............................  $(880)   $(2,990)   $(3,081)   $(3,472)   $(25,469)
Basic and diluted net loss per share
  attributable to common stockholders.....  $(.20)   $  (.66)   $  (.68)   $  (.76)   $  (5.46)
Shares used in computing basic and diluted
  net loss per share attributable to
  common stockholders.....................  4,300      4,543      4,543      4,548       4,662
Unaudited pro forma basic and diluted net
  loss per share..........................                                            $  (1.47)
Shares used in computing unaudited pro
  forma basic and diluted net loss per
  share...................................                                              11,369

     The following table contains a summary of our balance sheet:

     - on an actual basis;

     - on a pro forma basis at December 31, 1999 to reflect (a) HealthGate's initial public offering of common stock in January 2000, (b) the private sale of 795,454 shares of common stock in January 2000, (c) the application of proceeds from the initial public offering and concurrent private sale to repay a long-term note payable and to pay Series E preferred stock dividends, and (d) the conversion of all outstanding shares of redeemable preferred stock into common stock in connection with the initial public offering.

                                 1995      1996       1997       1998       1999       PRO FORMA
                                 -----    -------    -------    -------    -------    -----------
                                                                                      (UNAUDITED)
                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET
  DATA:
Cash and cash equivalents......  $ 105    $ 1,156    $    29    $   961    $   579      $42,902
Total assets...................    612      1,791        781      2,371     27,163       67,431
Long-term debt and capital
  lease obligations............    172         79         17      3,655      1,957          440
Redeemable convertible
  preferred stock..............    845      4,763      6,295      6,889     15,627           --
Common stock and other
  stockholders'
  equity(deficit)..............   (757)    (3,740)    (6,821)    (9,735)     1,801       60,817

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Business -- Risk Factors" and elsewhere in this report.

OVERVIEW

     HealthGate is an Internet provider of technology solutions to hospitals, institutions, businesses, publishers and individuals featuring reliable, objective, comprehensive and up-to-date healthcare information content. Our solutions help physicians and other healthcare professionals, patients and health-conscious consumers make better informed healthcare decisions.

     We distribute our content through a network of proprietary and affiliated Web sites that comprise the HealthGate Network. The HealthGate Network includes
(1) customized, co-branded CHOICE(R) Web sites for institutions, principally hospitals and businesses, which carry both HealthGate's and an enterprise client's name, are designed as a seamless component of an enterprise client's Web site and, for certain institutions and businesses, complement the healthcare information, products and services they already offer or sell through their own Web sites; (2) our own Web sites, www.healthgate.com in the United States and www.healthgate.co.uk in the United Kingdom; and (3) other third party co-branded Web sites to which we provide our proprietary and licensed content.

REVENUE

     We derive revenue primarily from (1) services and (2) online advertising, sponsorship and e-commerce.

  Services Revenue

     Services revenue has been derived principally from development, implementation and hosting fees associated with our CHOICE Web sites, activePress service and, to a lesser extent, from syndicating our content to third party Web sites. Revenue from CHOICE Web sites, activePress services and content syndication is recognized ratably over the terms of the agreements which generally range from one to three years.

     We commercially introduced our CHOICE Web site product in early 1999 and as of December 31, 1999 had delivered 84 CHOICE Web sites to enterprise clients.

     Under our CHOICE Web site arrangements, we are generally paid an upfront fee for developing, implementing and hosting a CHOICE Web site for our customer. In addition, the arrangements typically provide the opportunity for us to place third party advertising and sponsorship on the customer's CHOICE Web site. We collect the fees for this advertising and sponsorship from the third party and pay a commission to the customer. However, as part of our agreements with 14 of our initial CHOICE customers, we guaranteed that we will pay minimum advertising and sponsorship commissions to these customers in amounts approximately equal to the fees paid to us by the customer for the initial term of their CHOICE agreements and, in a few cases, in amounts that exceed those fees. Once these customers have paid the upfront fee to us or, if applicable, our authorized reseller, we are obligated to pay these guaranteed commissions to the customer, generally on a quarterly basis, regardless of whether or not we have actually sold any advertising or sponsorship on the CHOICE Web site. We have entered into these types of arrangements for promotional purposes to establish our CHOICE Web site product but, beginning in July 1999, have discontinued the use of these arrangements as a standard practice.

     Revenue from fees received for CHOICE Web site development, implementation and hosting is recognized ratably over the term of the underlying agreement between us, our CHOICE customer and, if applicable, our authorized reseller, which generally ranges from one to three years. For those arrangements in which we have guaranteed advertising and sponsorship commissions, we do not recognize revenue unless the guaranteed commissions are less than the fees paid to us. Rather, we recognize payments made to us as a customer deposit. Any excess of fees paid to us over guaranteed commissions is recognized as revenue ratably over the term of the agreement. If the advertising and sponsorship commissions that we guarantee to the customer exceed the fees paid to us, we recognize the excess as expense upon signing the agreement. For arrangements in which we sell through a reseller, we do not recognize any revenue until an agreement between us, our CHOICE customer and our authorized reseller has been finalized and the CHOICE Web site has been delivered. As we sell advertising or sponsorship on these CHOICE Web sites to third parties, we will recognize advertising revenue from these CHOICE Web sites. As of December 31, 1999, we have sold advertising or sponsorship on only five CHOICE Web sites. Payments made to customers under advertising and sponsorship commission guarantees are recorded as reductions of the related customer deposit.

     In September 1999, we entered into a continuing education services agreement with HealthStream, Inc., a provider of computer and Web-based education and training services for the healthcare industry. We will share the revenue generated from physicians and other healthcare professionals purchasing these online programs. As part of this agreement, HealthStream will pay us a minimum of $250,000 annually for, among other things, sponsorship on our own Web sites and on our enterprise-based CHOICE Web sites. The initial term of our continuing education services agreement with HealthStream is two years and is renewable annually by mutual agreement. We have also agreed to purchase a minimum of $150,000 of CME courses annually from HealthStream for distribution to healthcare professionals for promotional purposes. Revenue from this agreement, net of the committed CME course purchases from HealthStream, is recognized ratably over the term of the agreement.

     In November 1999, we entered into a three-year development agreement with Columbia Information Systems, Inc., a subsidiary of Columbia/HCA Healthcare Corporation, to design, develop and maintain customized, co-branded CHOICE Web sites for up to 280 Columbia/HCA hospitals and affiliates. In addition, we will design, develop and maintain a health portal site for Columbia Information Systems. We will also provide content and services to both Columbia Information Systems' health portal site and its customized, co-branded CHOICE Web site product. The agreement provides for an annual license fee of $3.5 million to be paid by Columbia Information Systems for all products and services that we provide under the agreement. The annual license fee is subject to prospective adjustment in certain events, including the delivery by us of fewer than 200 or more than 280 customized, co-branded CHOICE Web sites. However, if we deliver fewer than 200 customized, co-branded CHOICE Web sites, the adjustment is limited to a minimum annual license fee of $2.5 million. In addition, we will share advertising and sponsorship revenues and certain e-commerce revenues. As of December 31, 1999, we have delivered 34 customized co-branded CHOICE Web sites to Columbia/HCA hospitals. The annual license fees from this agreement are recognized ratably over the annual period.

  Online Advertising, Sponsorship and E-commerce Revenue

     Advertising and sponsorship revenue includes revenue from banner advertising and sponsorship of discrete portions of our content libraries. Advertising revenue is derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising revenue is recognized in the period in which the advertisement is displayed at the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight line basis over the term of the contract, provided that we do not have any significant obligations remaining. To the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. Sponsorship revenue is derived principally from contracts ranging from one to six months. Sponsorships are designed to support broad marketing objectives, including brand promotion, awareness, product introductions, online research and the integration of advertising with editorial content. Sponsorship revenue is generally recognized ratably over the terms of the applicable agreements.

     Advertising and sponsorship revenue also includes barter revenue, which represents an exchange by us of advertising space on our own Web sites for reciprocal advertising space on other Web sites. Revenue from barter transactions is recognized during the period in which we display the advertisements. Barter transactions are recorded at the fair value of the advertisements provided. Barter expenses are recognized when our advertisements are run on the reciprocal Web sites, which is typically in the same period during which the advertisements are run on our own Web sites. Barter expenses are included in sales and marketing expenses. These barter transactions have no impact on our cash flows and, typically, no significant impact on our results of operations. Beginning in the first quarter of fiscal 2000, we plan to discontinue the practice of entering into revenue generating barter transactions.

     E-commerce revenue has been derived principally from individual user online subscriptions and from transaction fees for fee-based access to portions of our own Web sites. Revenue from user subscriptions is recognized ratably over the subscription period, and revenue from transaction-based fees is recognized when the related service is provided. E-commerce revenue declined during 1998 and 1999 as we elected to provide more content for free through our own Web sites in order to attract additional users to our own Web sites. However, we expect that transactional fees associated with our providing full-text journal articles from our activePress clients, including additional Blackwell Science journals and the New England Journal of Medicine, which is expected to be fully operational in the first half of 2000, will result in an increase in e-commerce revenue in late 2000. Additionally, we are exploring other e-commerce opportunities to offer products and services to our users.

     Our business model is still in an emerging stage, and revenue and income potential from our business is unproven. Our limited operating history makes an evaluation of our business and our prospects difficult. Investors should not use our past results as a basis to predict future performance. We have incurred net losses since inception and had an accumulated deficit of approximately $35.9 million as of December 31, 1999. We intend to significantly increase our sales and marketing efforts and expenditures. We also intend to continue to invest in content development and licensing and advertising and brand promotion. As a result, we expect to incur additional losses for the foreseeable future, and we can not assure investors that we will ever achieve significant revenue or profitability or, if either significant revenue or profitability is achieved, that we will be able to sustain them.

     In December 1999 we entered into an E-Commerce/Sponsorship Agreement with Medical Self Care, Inc., under which we have jointly developed a co-branded HealthGate/SelfCare Web site. For the 37 month term of the agreement, we have agreed to provide on our www.healthgate.com Web site a minimum number of promotions which will link directly to the HealthGate/SelfCare Web site. Additionally, we have agreed to include on a number of our CHOICE Web sites promotions which will also link directly to the HealthGate/ SelfCare Web site. SelfCare will be the preferred e-commerce provider for these selected CHOICE Web sites. The agreement provides for SelfCare to make annual cash payments to us of $1.0 million in the first year, $7.1 million in the second year and $8.4 million in the third year. In addition, for our first year services, SelfCare issued to us shares of its stock. The payments are subject to reduction or credits for future periods for failure to deliver the minimum number of CHOICE Web site promotions for the HealthGate/SelfCare Web site. In 2000, we expect to begin recognizing the cash payments and the fair market value of the stock received under this agreement as revenue ratably over each annual period.

NON-CASH EXPENSES

     We recorded deferred compensation of $2,307,000 in the year ended December 31, 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically three years. Of the total deferred compensation amount, $693,000 had been amortized as of December 31, 1999, which was recorded as stock based compensation. In addition, we recorded $41,000 for consultant stock options as stock based compensation. During the year ended December 31, 1999, options to purchase 24,000 shares of common stock were cancelled, and the related $611,000 deferred compensation was reversed. We currently expect to amortize the following remaining amounts of deferred compensation as of December 31, 1999 in the periods indicated:

January 1, 2000 - December 31, 2000...............  $477,000
January 1, 2001 - December 31, 2001...............   477,000
January 1, 2002 - June 30, 2002...................    49,000

     In June 1999, we entered into a development and distribution agreement with GE Medical Systems. Under the terms of this agreement, GE Medical Systems may sell our standard CHOICE Web site product and GE Medical Systems branded enhanced versions of our CHOICE Web site product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. We believe that this agreement will benefit us through the association of the GE Medical Systems name with HealthGate in general, and our CHOICE product in particular, and through the efforts of GE Medical Systems to distribute both our standard CHOICE product and the GE Medical Systems enhanced versions of our CHOICE product. Therefore, in connection with this agreement, in June 1999, we issued a warrant to General Electric Company for the purchase of up to 1,189,800 shares of our common stock. The warrant has a term of five years, is immediately exercisable and had an original exercise price of $9.49 per share, which exercise price was adjusted to $3.46 per share on January 1, 2000. The fair value of this warrant was determined to be $10.3 million at the time of issuance using the Black-Scholes option pricing model. This amount has been recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the one year contractual term of the related development and distribution agreement. During the year ended December 31, 1999, we recorded amortization expense of $5,515,000. In connection with the exercise price adjustment to $3.46 per share on January 1, 2000, the fair value of the warrant increased by approximately $1.2 million. This incremental value will be amortized over the remaining term of the development and distribution agreement. See "Business -- Strategic Affiliations and Relationships -- Marketing and Distribution."

     In November 1999, we entered into a three-year marketing and reseller agreement with Columbia Information Systems under which Columbia Information Systems agreed to endorse us as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by Columbia/HCA hospitals and affiliates. We believe that this agreement will benefit us, generally, through the association of the Columbia Information Systems and Columbia/HCA names with HealthGate and through their performance of the specific terms of the agreement. Therefore, in connection with this agreement, we issued a warrant to CIS Holdings, Inc. for the purchase of up to 1,941,035 shares of our common stock. The warrant has a term of three years, an exercise price per share equal to our initial public offering price of $11.00 and became exercisable in January 2000 upon our initial public offering. The fair value of this warrant was determined to be $13.5 million using the Black-Scholes option pricing model. This amount has been recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the three-year contractual term of the related agreement. During the year ended December 31, 1999, we recorded amortization expense of $750,000. See "Business -- Strategic Affiliations and Relationships -- Marketing and Distribution."

     In October 1999, we entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. Under this agreement and following our payments of fees to Snap, as described below, Snap will provide various services to us to promote our name, our www.healthgate.com Web site, our enterprise-based CHOICE Web sites and the products and services we offer. In exchange for the services provided to us by Snap during the first year of the agreement, we have agreed to pay Snap a minimum fee of $10.0 million plus a $250,000 production and content integration fee and have issued to Snap 500,000 shares of our common stock. We have agreed to pay Snap minimum fees of $15.0 million in each of the second and third years of the agreement for the services provided to us by Snap in those years. We have also agreed to pay Snap up to an additional $5.0 million in the first year, $10.0 million in the second year and $15.0 million in the third year of the agreement if Snap delivers more than a minimum number of click-throughs to the co-branded Snap/ HealthGate Web site in the respective years. The value of the shares issued to Snap was capitalized as prepaid advertising. The value of 250,000 shares will be amortized as a sales and marketing expense on a straight-line basis over the first year of the related agreement, and the value of the other 250,000 shares will be recognized based on the delivery of advertising impressions in the first year of the agreement. The value of these shares was $4.5 million at the time of issuance. See "Business -- Strategic Affiliations and Relationships -- Marketing and Distribution."

     In February 2000, HealthGate repaid its long term note payable, and recorded the remaining unamortized discount of approximately $474,000 to current period earnings.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 WITH YEAR ENDED DECEMBER 31, 1998

  Revenue

     Total revenue was $3,242,000 for the year ended December 31, 1999 compared to $2,434,000 for the year ended December 31, 1998, an increase of $808,000 or 33%. Services revenue for the year ended December 31, 1999 increased to $2,365,000 from $1,486,000 for the year ended December 31, 1998, due primarily to an increase in the revenue derived from co-branded CHOICE Web sites for hospitals, including Columbia Information Systems, and other enterprise clients. Advertising and sponsorship revenue decreased by $7,000 to $658,000 in the year ended December 31, 1999 from $665,000 in the year ended December 31, 1998. Advertising and sponsorship paid for with cash increased by $355,000 to $584,000 in the year ended December 31, 1999 from $229,000 in the year ended December 31, 1998. Revenue barter advertising arrangements for the year ended December 31, 1999 decreased $362,000 to $74,000 from $436,000 for the year ended December 31, 1998. This decrease was due to our continued reduction in emphasis on barter arrangements and increased focus on selling advertising for cash. Beginning in the first quarter of fiscal 2000 we plan to discontinue the practice of entering into revenue generating barter transactions. E-commerce revenue decreased to $219,000 in the year ended December 31, 1999 from $283,000 in the year ended December 31, 1998. This net decrease in e-commerce revenue was due primarily to a decrease in subscription revenue resulting from a decrease in the number of monthly subscriptions purchased by individuals. This decrease in monthly subscriptions resulted in large part from our continued implementation of our plan to provide more content for free through our own Web sites in order to attract additional users to our own Web sites and generate additional advertising revenue. In the year ended December 31, 1999, two customers represented 42% of total revenue, Blackwell Science (24%) and Columbia Information Systems (18%). In the year ended December 31, 1998, two customers represented 62% of total revenue, Blackwell Science (44%) and WebMD (18%). In early 1999, HealthGate commercially introduced the CHOICE Web site product which resulted in a smaller proportion of our services revenue being recognized from activePress. Beginning with the launch of the co-branded HealthGate/SelfCare Web site, we expect a significant portion of our sponsorship revenue to be derived from Medical Self Care, Inc.

     Of the 84 CHOICE Websites that we have delivered as of December 31, 1999, we have arrangements with 14 of these CHOICE customers under which we have guaranteed advertising and sponsorship commissions in an amount approximately equal to the fees paid by the customer, regardless of whether we sell any advertising or sponsorship on the customer's CHOICE Web site. For any agreements with guarantees, we have not recognized fees paid by the customer as revenue but as a customer deposit, up to the amount of the applicable guarantee. We entered into this type of arrangement for promotional purposes, but have discontinued the use of this arrangement as a standard practice. For these CHOICE customers, we recognize as revenue the excess of the fee paid over the guarantee owed ratably over the terms of these customers' agreements.

  Costs and Expenses

     Cost of Revenue. Cost of revenue consists primarily of royalties associated with licensed content, related equipment and software costs, web hosting services, and salaries and related costs for personnel directly involved with providing our Web services. Cost of revenue increased 97% to $2,327,000 in 1999 from $1,181,000 in 1998, due primarily to an increase of $945,000 in royalty expense for expanded licensed content, and an increase of $183,000 in depreciation costs related to additional equipment purchases. We expect these expenses to continue to increase as HealthGate continues to expand its licensed content and related product and service offerings.

     Research and Development. Research and development expenses consist primarily of salaries and related costs associated with the development and support of our Web-based service offerings. Research and development expenses increased 193% to $4,253,000 in 1999 from $1,450,000 in 1998, due primarily to additional salaries and related costs from the hiring of technical and development personnel. We anticipate that research and development expenses will continue to increase as HealthGate develops and enhances its Web-based service offerings, and hires additional technical and development personnel.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses increased to $4,252,000 in 1999 from $1,414,000 in 1998. The increase of $2,838,000 in sales and marketing expenses was primarily due to additional salaries and related costs for newly hired sales and marketing personnel, and increased advertising and brand promotion activities. We expect that sales and marketing expenses will increase as we continue to expand our sales, marketing and advertising activities and hire additional personnel for our sales and marketing force.

     Amortization of Marketing and Distribution Rights. During 1999, a non-cash expense of $6,265,000 was recorded for the amortization of the warrants issued General Electric Company and CIS Holdings, Inc. A warrant to purchase 1,189,800 shares of our common stock was issued to General Electric Company in June 1999 in connection with a development and distribution arrangement. The fair value of this warrant was determined using the Black-Scholes option pricing model and is being amortized on a straight-line basis over 12 months of the contractual arrangement. In addition, we issued a warrant to purchase 1,941,035 shares of our common stock to CIS Holdings, Inc. in connection with a marketing and reseller agreement with Columbia Information Systems. The fair value of this warrant was determined using the Black-Scholes option pricing model and is being amortized on a straight-line basis over 36 months of the contractual arrangement. No similar warrants were issued in 1998.

     General and Administrative. General and administrative expenses consist primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses increased 83% to $1,701,000 in 1999 from $929,000 in 1998. This increase was due primarily to salaries and related costs for newly hired administrative personnel, higher salaries and related costs for existing personnel, and increased professional services fees. We expect that general and administrative expenses will continue to grow as we increase our staffing to support expanded operations and facilities, and incur expenses related to being a public company.

     Stock Based Compensation. During 1999, we recorded deferred compensation amortization totaling $693,000, related to stock options granted during 1999 with an exercise price less than fair market value at date of issuance. See further discussion under "Non-Cash Expenses," above. We also recorded expense of $41,000 for the value of stock options issued to consultants in 1999. No similar amounts were recorded in 1998.

  Interest Expense, Net

     Interest expense, net of interest income, increased to $435,000 in 1999 from $327,000 in 1998. The increase was due primarily to additional interest of $99,000 incurred on a long-term note payable and additional interest of $38,000 associated with higher capital lease obligations, partially offset by higher interest income of $32,000. Interest expense for the year ended December 31, 1999 also included debt discount and issuance cost amortization totaling $88,000 related to the note payable.

  Income Taxes

     As of December 31, 1999, we generated a net operating loss carryforward of approximately $18,000,000. HealthGate's net operating loss carryforwards expire beginning in 2010. Certain future changes in the share ownership of HealthGate, as defined in the U.S. Internal Revenue Code, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to HealthGate's lack of earnings history.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 WITH YEAR ENDED DECEMBER 31, 1997

  Revenue

     Total revenue was $2,434,000 in 1998 compared to $1,285,000 in 1997, an increase of $1,149,000 or 89%. Services revenue in 1998 was $1,486,000, which was comprised primarily of revenue from our activePress arrangement with Blackwell Science, one of our stockholders, and revenue from content syndication arrangements. Services revenue in 1997 was not significant. Advertising and sponsorship revenue decreased to $665,000 in 1998 from $863,000 in 1997, due primarily to a decrease in revenue under barter advertising arrangements to $436,000 in 1998 from $607,000 in 1997. In addition, advertising and sponsorship revenue derived from cash sales decreased to $229,000 in 1998 from $256,000 in 1997, due to our editorial decision to eliminate sponsor-provided content areas. During 1998, we began to place less emphasis on barter arrangements and focus more on selling advertising for cash. E-commerce revenue decreased to $283,000 in 1998 from $333,000 in 1997. This decrease in e-commerce revenue was due primarily to a decrease of $24,000 in transaction based fees resulting from a decrease in the number of full text journal transactions and due to a decrease of $26,000 in subscription revenue attributable to a decrease in the number of subscriptions. During this time, we elected to provide more content for free through our own Web sites in order to generate additional advertising revenue by attracting additional users to our own Web sites. In 1998, two customers represented 62% of total revenue, Blackwell Science (44%) and WebMD (18%). In 1997, two customers represented 37% of total revenue, Lycos (19%) and Blackwell Science (18%).

  Costs and Expenses

     Cost of Revenue. Cost of revenue increased 29% to $1,181,000 in 1998 from $912,000 in 1997. The increase was primarily attributable to higher royalty expenses for licensed content.

     Research and Development. Research and development expenses increased 63% to $1,450,000 in 1998 from $891,000 in 1997, due primarily to salaries associated with newly hired development personnel and related recruiting costs.

     Sales and Marketing. Sales and marketing expenses decreased 5% to $1,414,000 in 1998 from $1,496,000 in 1997, due primarily to a corresponding decrease in expenses under barter advertising arrangements to $418,000 in 1998 from $617,000 in 1997. The decrease in barter advertising expenses was the result of our entering fewer barter advertising arrangements in 1998. The decrease in barter advertising expenses was partially offset by increased salaries and related costs associated with newly hired sales and marketing staff.

     General and Administrative. General and administrative expenses increased 78% to $929,000 in 1998 from $521,000 in 1997. The increase was due primarily to salaries and related costs associated with newly hired administrative personnel, higher salaries and related costs attributable to existing personnel and increased fees for professional services.

  Interest Expense, Net

     Interest expense, net of interest income, increased to $327,000 in 1998 from $6,000 in 1997. The increase was due primarily to interest incurred on a $2,000,000 convertible note payable to Blackwell Science and a $2,000,000 subordinated note, both issued in 1998, and to an increase in interest expense associated with capital leases. Interest expense in 1998 includes debt discount and debt issuance cost amortization totaling $54,000 related to the subordinated note.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception and prior to our January 2000 initial public offering and concurrent private sale, we have financed our operations primarily by the private placement of debt and equity securities. In the period 1994 through 1997, we received net proceeds of $4,434,000 from the issuance of several series of redeemable convertible preferred stock. During 1998, we received net proceeds of $3,929,000 through the issuance of a $2,000,000 convertible note payable to Blackwell Science and a $2,000,000 subordinated note with detachable warrants. The $2,000,000 subordinated note, which we paid in full with a portion of the proceeds of our January 2000 initial public offering, was secured by substantially all of our tangible and intangible assets. We have generally financed computer and related hardware needs through equipment lease financing arrangements. In 1999, we utilized previously existing leasing arrangements to finance approximately $35,000 in purchases of computer equipment and furniture and fixtures. In addition, we entered into an equipment leasing arrangement for up to $750,000 in financing for computer equipment and furniture and fixtures and as of December 31, 1999, we had entered into leases for $651,000 under this arrangement. As of December 31, 1999, we had approximately $579,000 of cash and cash equivalents.

     In April 1999, we issued 546,028 shares of Series E redeemable convertible preferred stock for gross proceeds of $6,250,000. In connection with the issuance of the Series E preferred stock, we paid $300,000 of fees and expenses to a placement agent, paid $111,000 of other issuance costs and issued to the placement agent warrants to purchase 21,654 shares of our common stock at an exercise price of $2.89 per share with an ascribed value of $200,000. The placement fee, other issuance costs and warrant value was reflected as a reduction of the proceeds from the Series E preferred stock issuance. An additional 174,729 shares of Series E preferred stock were issued upon conversion of the $2,000,000 convertible note payable to Blackwell Science. The Series E preferred stock accrued cumulative annual dividends at 7% of its liquidation value of $8,250,000. In January 2000 in connection with our initial public offering, the Series E preferred stock was converted into 2,858,522 shares of common stock. Upon conversion, we paid accrued dividends in cash on the Series E preferred stock, totaling $465,000.

     At the time of issuance, each share of Series E preferred stock was convertible into 3.966 shares of common stock, which represented a discount from the fair value of common stock on the date of the Series E issuance. The value attributable to this conversion right which represents an incremental yield, or a beneficial conversion feature, which was recognized as a return to the preferred stockholders. This amount, equal to the proceeds from the Series E offering, was reported as accretion of preferred stock to redemption value of $7,639,000 in the consolidated statement of operations in the quarter ended June 30, 1999 and represents a non-cash charge in the determination of net loss attributable to common stockholders.

     For 1999, the cash used in operations was $5,729,000. Cash used during this period was primarily due to the net loss of $16,732,000, offset partially by depreciation and amortization of $6,934,000, stock based compensation expense of $735,000, an increase of $367,000 in accounts receivable and unbilled accounts receivable, an increase of $93,000 in prepaid expenses and other current assets, an increase of $2,055,000 in deferred offering costs related to our initial public offering, an increase of $128,000 in other assets, an increase of $2,488,000 in accounts payable, an increase of $566,000 in accrued payroll, an increase of $558,000 in customer deposits for CHOICE Web sites, an increase of $1,054,000 in other accrued expenses (which consists primarily of $446,000 for advertising and sponsorship commitments, $183,000 for professional fees and $175,000 for commissions) and an increase of $1,323,000 in deferred revenue. For 1998, the cash used in operations was $2,484,000. Cash used during this period was primarily due to the net loss of $2,878,000, offset partially by depreciation and amortization of $417,000, a net increase of $83,000 in accounts receivable and unbilled accounts receivable, an increase of $124,000 in prepaid expenses and other current assets, a decrease of $30,000 in other assets, a decrease of $38,000 in accounts payable, an increase of $151,000 in accrued payroll, and a decrease of $117,000 in deferred revenue. Increases in operating assets and liabilities were primarily due to the growth of our business and operations during these periods.

     Cash used for investing activities consisted primarily of purchases of property and equipment of $280,000 and $278,000, during the years ended December 31, 1999 and 1998, respectively. We also entered into capital leases for computer equipment totaling $785,000 and $577,000 during 1999 and 1998, respectively.

     Cash provided by financing activities during 1999 consisted primarily of net proceeds received from the issuance of the Series E redeemable convertible preferred stock and common stock of $5,969,000, partially offset by payments for capital lease obligations of $343,000. During 1998, we received net proceeds from the issuance of a subordinated note payable and warrants of $3,929,000 which was partially offset by payments for capital lease obligations of $240,000. At December 31, 1999, we had outstanding commitments under capital leases of $1,077,000 and under operating leases for equipment and office space of $5,119,000. In addition, future minimum payments under content license agreements totaled $1,878,000 at December 31, 1999. We expect our commitments under content licensing to increase as we expand our content libraries.

     In October 1999, we entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. In exchange for the services provided to us by Snap during the first year of the agreement, we have agreed to pay Snap a minimum fee of $10.0 million and 500,000 shares of our common stock, plus a $250,000 production and content integration fee. The $10.3 million cash component of the first year minimum fee was paid Snap in February 2000. We have agreed to pay Snap minimum fees of $15.0 million in each of the second and third years of the agreement for the services provided to us by Snap in those years. We have also agreed to pay Snap up to an additional $5.0 million in the first year, $10.0 million in the second year and $15.0 million in the third year of the agreement if Snap delivers more than certain minimum click-throughs to the co-branded Snap/HealthGate Web site in the respective years. If Snap terminates the agreement based on certain material breaches caused by us, we have agreed to continue to pay Snap 55% of all fees payable by us under the agreement for the remaining term of the agreement.

     Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new application and service offerings and competing technological and market developments. In January 2000, HealthGate completed the initial public offering of its common stock and concurrent private placement and realized net proceeds of approximately $44 million. HealthGate currently anticipates that the net proceeds from our initial public offering and concurrent private placement, together with our available cash resources and credit facilities, will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. However, HealthGate may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. HealthGate may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, or at all.

YEAR 2000 COMPLIANCE READINESS DISCLOSURE

     In late 1999, HealthGate completed its planning and testing of systems to become year 2000 ready. As a result of those planning and implementation efforts, HealthGate experienced no significant disruptions in critical information technology and non-information technology systems or any significant year 2000 related problems. To date, HealthGate has not incurred any material costs in identifying or evaluating Year 2000 compliance issues, planning or testing. We have also incurred some expenses related to the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance and testing generally. We presently do not anticipate that future expenditures will be material. HealthGate is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. HealthGate will continue to monitor its products and systems and those of its suppliers and vendors throughout the year 2000 for any latent Year 2000 matters that may arise.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. HealthGate does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rates fluctuations to the extent that such fluctuations impact the interest income we receive from our investments. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. We limit our default risk by purchasing only investment grade securities. As of December of 31, 1999 all our investments were in money market funds which mature in less than three months. Cash and cash equivalents were $579,000 at December 31, 1999 and had a weighted average interest rate of 1.85%. See Note 1 of Notes to Consolidated Financial Statements for information on our investment policies and portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 for the financial statements and supplementary data of HealthGate required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding HealthGate's current executive officers is included at the end of Part I of this report.

     Information regarding HealthGate's directors may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. This information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. This information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements. The financial statements, related notes thereto and report of independent accountants required by Item 8 are listed on page 48.
       (2)   Financial Statement Schedules.  Financial Statement Schedule
             II -- Valuation and Qualifying Accounts and Report of
             Independent Accountants on Financial Statement Schedule are filed as Exhibit 99.1 to this report. All other schedules have been omitted from this section because the information is not required.
       (3)   Exhibits.  See the Index to Exhibits, below.
     (b)     Reports on Form 8-K.  No reports on Form 8-K were filed by
             HealthGate during the fourth quarter of 1999.
     (c)     Index to Exhibits.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1(3)   Amended and Restated Certificate of Incorporation of the
          Registrant, in the form filed on January 31, 2000.
 3.2(3)   Second Amended and Restated Bylaws of the Registrant,
          effective January 31, 2000.
 4.1(3)   Specimen Common Stock certificate.
 4.2(1)   Registration Agreement dated March 16, 1995 by and between the Registrant, David Friend and William Nelson.
 4.3(1)   Registration Agreement dated October 18, 1995 by and between the Registrant and Nichols Research Corporation.
 4.4(1)   Registration Agreement dated August 21, 1996 by and between the Registrant and certain investor signatories thereto.
 4.5(1)   Registration Agreement dated December 20, 1996 by and
          between the Registrant and Blackwell Science, Ltd.
 4.6(1)   Registration Agreement dated March 26, 1998 by and between the Registrant and Petra Capital, LLC.
 4.7(1)   Registration Agreement dated April 7, 1999 by and between
          the Registrant, GE Capital Equity Investments, Inc.,
          Blackwell Science, Ltd. and Blackwell Wissenschafts-Verlag
          GmbH.
 4.8(1)   Amendment to Purchase Agreements and Registrations
          Agreements dated as of March 23, 1998 by and among the
          Registrant and certain stockholder signatories thereto.
 4.10(4)  Registration Agreement dated as of June 17, 1999 by and between the Registrant and General Electric Company.
 4.11(6)  Registration Rights Agreement dated November 2, 1999 by and between the Registrant and CIS Holdings, Inc.
 4.12(6)  Registration Rights Agreement dated November 3, 1999 by and between the Registrant and Snap! LLC.
10.1(7)   activePress Journal Hosting and Delivery Agreement effective as of January 1, 2000 by and between Registrant, Blackwell
          Science Limited and Munksgaard International Publishers
          Limited.
10.2(10)  Letter Amendment dated January 19, 2000 to activePress
          Journal Hosting and Delivery Agreement effective as of
          January 1, 2000 by and between Registrant, Blackwell Science
          Limited and Munksgaard International Publishers Limited.
10.3(1)   activePress Journal Hosting and Delivery Agreement dated
          April 20, 1999 by and between Massachusetts Medical Society and the Registrant.
10.4(7)   Content Development and Distribution Agreement dated as of
          June 15, 1999 by and between the Registrant and
          Massachusetts Medical Society.
10.5(7)   Content License Agreement dated as of October 1, 1998 by and between Clinical Reference Systems, a division of Access
          Health, Inc. and the Registrant.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.6(1)   Electronic Media License Agreement dated as of June 16, 1998 by and between Western Adventist Health Services, d/b/a
          Cinahl Information Systems, and the Registrant.
10.7(7)   Agreement dated as of June 18, 1998 by and between Data
          General Corporation and the Registrant.
10.8(4)   Amendment to Standard Distribution Agreement, Value Added
          Reseller dated June 11, 1999 by and between the Registrant and Data General Corporation.
10.9(7)   Sub-Lease Agreement dated March 1, 1999 by and between
          Synopsys, Inc. and the Registrant.
10.10*    Lease Agreement dated February 10, 2000 by and between Riggs
          & Co., a division of Riggs Bank N.A. and the Registrant
          (excluding exhibits).
10.11(1)  Internet Data Center Services Agreement dated as of December
          30, 1998 by and between Exodus Communications, Inc. and the
          Registrant.
10.12(1)  1994 Stock Option Plan of the Registrant, as amended.
10.13(11) Amendment to Registrant's 1994 Stock Option Plan dated
          November 1999.
10.14(1)  Form of Incentive Stock Option Agreement granted under 1994
          Stock Option Plan of the Registrant.
10.15(1)  Form of Non-Employee Director Option Agreement granted under
          1994 Stock Option Plan of the Registrant.
10.16(1)  Stock Option Agreement dated as of December 9, 1996 by and between the Registrant and Edson D. de Castro.
10.17(1)  Stock Option Agreement dated as of November 12, 1997 by and between the Registrant and Edson D. de Castro.
10.18(1)  Employment Agreement dated as of October 1, 1995 by and between the Registrant and William S. Reece.
10.19*    Form of Indemnification Agreement between Registrant and its directors and officers.
10.20(7)  Stock Purchase Agreement dated as of April 5, 1999 by and between the Registrant, GE Capital Equity Investments, Inc.
          and Blackwell Science, Ltd.
10.21(2)  Stock Purchase Warrant dated as of April 21, 1999 issued by the Registrant in favor of Dain Rauscher Wessels.
10.22(1)  Standard Distribution Agreement dated as of July 28, 1998 by and between the Registrant and InteliHealth, Inc.
10.23(1)  Continuing Medical Education Programs License Agreement
          dated as of April 1, 1996 between the Registrant and the
          Trustees of Boston University.
10.24(7)  Development and Distribution Agreement dated as of June 11,
          1999 between Registrant and GE Medical Systems.
10.25(8)  Letter of Engagement dated November 29, 1999 by and between
          GE Medical Systems and the Registrant.
10.26(8)  Amendment Number One dated December 22, 1999 to Development and Distribution Agreement between GE Medical Systems and
          Registrant.
10.27(7)  Warrant Purchase Agreement dated as of June 11, 1999 by and between the Registrant and General Electric Company.
10.28(4)  Warrant to Purchase Common Stock of the Registrant dated
          June 17, 1999 issued to General Electric Company.
10.29(6)  Master Lease of Terms and Conditions for Lease dated as of
          August 3, 1999 between TLP Leasing Programs, Inc. and
          Registrant.
10.30(7)  Continuing Education Services Agreement effective September
          15, 1999 by and between Registrant and HealthStream, Inc.
10.31(6)  Marketing Services Agreement effective September 29, 1999 by and between Registrant and HealthStream, Inc.
10.32(7)  Co-branded CHOICE Web Site Agreement dated as of November 2,
          1999 by and between the Registrant and Columbia Information
          Systems, Inc.
10.33(6)  Marketing and Reseller Agreement dated as of November 2,
          1999 by and between the Registrant and Columbia Information
          Systems, Inc.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.34(6)  Warrant to purchase Common Stock of the Registrant dated
          November 2, 1999 issued to CIS Holdings, Inc.
10.35(7)  Strategic Alliance Agreement dated as of October 29, 1999 by and between Snap! LLC, Xoom.com, Inc. and the Registrant.
10.36(7)  Common Stock Purchase Agreement dated November 3, 1999 by and between the Registrant and Snap! LLC.
10.37(8)  E-Commerce/Sponsorship Agreement dated December 14, 1999 by and between the Registrant and Medical Self Care, Inc.
10.38(8)  Amendment dated December 14, 1999 to Snap Strategic Alliance
          Agreement dated October 29, 1999 by and between Snap! LLC,
          Xoom.com, Inc. and the Registrant.
10.39(9)  Stock Purchase Agreement dated as of January 18, 2000 by and between the Registrant, GE Capital Equity Investments, Inc.
          and NBC Internet, Inc.
11.1*     Loss per share
21.1*     List of Subsidiaries
23.1*     Consent of PricewaterhouseCoopers LLP, independent
          accountants.
24.1      Power of Attorney contained in signature page of Form 10-K
27.1*     Financial Data Schedule (EDGAR Version Only).
99.1*     Schedule II-Valuation and Qualifying Accounts and Report of
          Independent Accountants on Financial Statement Schedule.

---------------
  *  filed herewith

 (1) Previously filed with Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 23, 1999.

 (2) Previously filed with Registrant's Amendment No. 1 to Registration Statement on Form S-1 filed on May 21, 1999.

 (3) Previously filed with Registrant's Amendment No. 2 to Registration Statement on Form S-1 filed on June 14, 1999.

 (4) Previously filed with Registrant's Amendment No. 3 to Registration Statement on Form S-1 filed on July 16, 1999.

 (5) Previously filed with Registrant's Amendment No. 4 to Registration Statement on Form S-1 filed on August 4, 1999.

 (6) Previously filed with Registrant's Amendment No. 6 to Registration Statement on Form S-1 filed on November 10, 1999.

 (7) Previously filed with Registrant's Amendment No. 7 to Registration Statement on Form S-1 filed on November 24, 1999.

 (8) Previously filed with Registrant's Amendment No. 9 to Registration Statement on Form S-1 filed on December 29, 1999.

 (9) Previously filed with Registrant's Amendment No. 10 to Registration Statement on Form S-1 filed on January 19, 2000.

(10) Previously filed with Registrant's Amendment No. 11 to Registration Statement on Form S-1 filed on January 24, 2000.

(11) Previously filed with Registrant's Registration Statement on Form S-8 filed on March 2, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Massachusetts, on the 23rd day of March, 2000.

                                          HEALTHGATE DATA CORP.

                                          By: /s/ WILLIAM S. REECE
                                            ------------------------------------
                                            William S. Reece
                                            Chairman of the Board of Directors
                                              and
                                            Chief Executive Officer

                        POWER OF ATTORNEY AND SIGNATURES

     Each person whose signature appears below constitutes and appoints William
S. Reece, as attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as to all intents and purposes that he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                     SIGNATURE                                        TITLE                        DATE
                     ---------                                        -----                        ----
               /s/ WILLIAM S. REECE                  Chairman of the Board of Directors,      March 23, 2000
---------------------------------------------------    Chief Executive Officer and President
                 William S. Reece                      (Principal executive officer)

                /s/ MARY B. MILLER                   Chief Financial Officer and Treasurer    March 23, 2000
---------------------------------------------------    (Principal financial and accounting
                  Mary B. Miller                       officer)

            /s/ TINA M. H. BLAIR, M.D.               Director                                 March 23, 2000
---------------------------------------------------
              Tina M. H. Blair, M.D.

            /s/ JONATHAN J. G. CONIBEAR              Director                                 March 23, 2000
---------------------------------------------------
              Jonathan J. G. Conibear

              /s/ EDSON D. DE CASTRO                 Director                                 March 23, 2000
---------------------------------------------------
                Edson D. de Castro

                 /s/ DAVID FRIEND                    Director                                 March 23, 2000
---------------------------------------------------
                   David Friend

                /s/ CHRIS H. HORGEN                  Director                                 March 23, 2000
---------------------------------------------------
                  Chris H. Horgen

                             HEALTHGATE DATA CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   49
Consolidated Balance Sheet as of December 31, 1998 and
  1999......................................................   50
Consolidated Statement of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................   51
Consolidated Statement of Changes in Common Stock and Other
  Stockholders' Equity (Deficit) for the years ended
  December 31, 1997, 1998 and 1999..........................   52
Consolidated Statement of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................   53
Notes to Consolidated Financial Statements..................   55

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of HealthGate Data Corp.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in common stock and other stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HealthGate Data Corp. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 21, 2000

                             HEALTHGATE DATA CORP.

                           CONSOLIDATED BALANCE SHEET

                                                         DECEMBER 31,
                                                 ----------------------------        PRO FORMA
                                                     1998            1999        DECEMBER 31, 1999
                                                 ------------    ------------    -----------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents....................  $    960,831    $    578,560      $ 42,901,949
  Accounts receivable, including receivables
     from related parties of $160,000 and
     $49,125 at December 31, 1998 and 1999,
     respectively, and net of allowance for
     doubtful accounts of $20,000 and $50,000
     at December 31, 1998 and 1999,
     respectively..............................       362,189         705,578           705,578
  Unbilled accounts receivable.................        12,386          35,825            35,825
  Prepaid advertising..........................            --       4,500,000         4,500,000
  Prepaid expenses and other current assets....       225,482         318,514           318,514
                                                 ------------    ------------      ------------
       Total current assets....................     1,560,888       6,138,477        48,461,866
Fixed assets, net..............................       806,793       1,302,368         1,302,368
Marketing and distribution rights, net.........            --      17,535,000        17,535,000
Deferred offering costs........................            --       2,055,491                --
Other assets...................................         3,298         131,586           131,586
                                                 ------------    ------------      ------------
       Total assets............................  $  2,370,979    $ 27,162,922      $ 67,430,820
                                                 ============    ============      ============
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND COMMON STOCK AND OTHER
  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease
     obligation................................  $    213,713    $    442,668      $    442,668
  Accounts payable.............................       572,687       3,060,189         1,497,227
  Accrued payroll..............................       201,254         767,396           767,396
  Customer deposits............................            --         558,066           558,066
  Other accrued expenses.......................       228,880       1,282,674         1,241,398
  Deferred revenue.............................       344,820       1,667,565         1,667,565
                                                 ------------    ------------      ------------
       Total current liabilities...............     1,561,354       7,778,558         6,174,320
Long-term portion of capital lease
  obligation...................................       226,401         439,743           439,743
Note payable to related party..................     2,000,000              --                --
Long-term note payable.........................     1,429,087       1,517,295                --
                                                 ------------    ------------      ------------
       Total liabilities.......................     5,216,842       9,735,596         6,614,063
                                                 ------------    ------------      ------------
Redeemable convertible preferred stock (Note
  4)...........................................     6,889,431      15,626,726                --
                                                 ------------    ------------      ------------
Common stock and other stockholders' equity (deficit):
  Common stock, $.01 par value;
     Authorized: 100,000,000 shares
     Issued and outstanding: 4,548,503 and
       5,219,251 shares at December 31, 1998
       and 1999, respectively and 17,295,261
       shares at December 31, 1999 pro forma
       (unaudited).............................        45,485          52,192           172,952
  Additional paid-in capital...................       680,725      38,681,954        98,060,056
  Accumulated deficit..........................   (10,461,504)    (35,930,662)      (36,413,367)
  Deferred compensation........................            --      (1,002,884)       (1,002,884)
                                                 ------------    ------------      ------------
       Total common stock and other
          stockholders' equity (deficit).......    (9,735,294)      1,800,600        60,816,757
                                                 ------------    ------------      ------------
Commitments and contingencies (Note 8)
       Total liabilities, redeemable
          convertible preferred stock and
          common stock and other stockholders'
          equity (deficit).....................  $  2,370,979    $ 27,162,922      $ 67,430,820
                                                 ============    ============      ============

   The accompanying notes are an integral part of these financial statements.

                             HEALTHGATE DATA CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1997           1998            1999
                                                     -----------    -----------    ------------
Revenue, including revenue from related parties of
  $240,400, $1,070,500 and $1,357,400 in 1997, 1998
  and 1999, respectively...........................  $ 1,284,636    $ 2,434,124    $  3,241,568
                                                     -----------    -----------    ------------
Costs and expenses:
  Cost of revenue..................................      911,765      1,181,012       2,326,688
  Research and development (excluding stock based
     compensation of $321,480 in 1999).............      890,577      1,450,106       4,253,228
  Sales and marketing (excluding stock based
     compensation of $128,960 in 1999).............    1,496,356      1,414,179       4,251,759
  General and administrative (excluding stock based
     compensation of $284,089 in 1999).............      521,323        929,479       1,700,598
  Marketing and distribution rights amortization...           --             --       6,265,000
  Stock based compensation.........................           --             --         734,529
                                                     -----------    -----------    ------------
     Total costs and expenses......................    3,820,021      4,974,776      19,531,802
                                                     -----------    -----------    ------------
  Loss from operations.............................   (2,535,385)    (2,540,652)    (16,290,234)
                                                     -----------    -----------    ------------

Interest expense, net..............................       (5,773)      (327,100)       (435,058)
Other expense......................................           --         (9,777)         (6,571)
                                                     -----------    -----------    ------------
     Net loss......................................   (2,541,158)    (2,877,529)    (16,731,863)

Preferred stock dividends and accretion of
  preferred stock to redemption value..............     (539,644)      (594,829)     (8,737,295)
                                                     -----------    -----------    ------------
     Net loss attributable to common
       stockholders................................  $(3,080,802)   $(3,472,358)   $(25,469,158)
                                                     ===========    ===========    ============
Basic and diluted net loss per share attributable
  to common stockholders...........................  $      (.68)   $      (.76)   $      (5.46)
Shares used in computing basic and diluted net loss
  per share attributable to common stockholders....    4,543,447      4,547,559       4,662,080
Unaudited pro forma basic and diluted net loss
  per share........................................                                $      (1.47)
Shares used in computing unaudited pro forma basic
  and diluted net loss per share...................                                  11,368,777

   The accompanying notes are an integral part of these financial statements.

                             HEALTHGATE DATA CORP.

             CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK AND
                      OTHER STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                       TOTAL COMMON
                                     COMMON STOCK        ADDITIONAL                                  STOCK AND OTHER
                                 ---------------------     PAID-IN     ACCUMULATED      DEFERRED      STOCKHOLDERS'
                                  SHARES     PAR VALUE     CAPITAL       DEFICIT      COMPENSATION   EQUITY (DEFICIT)
                                 ---------   ---------   -----------   ------------   ------------   ----------------
Balance, December 31, 1996.....  4,543,447    $45,434    $   123,205   $ (3,908,344)  $        --      $ (3,739,705)
Accrual of cumulative dividends
  on redeemable convertible
  preferred stock and accretion
  to redemption value..........                                            (539,644)                       (539,644)
Net loss.......................                                          (2,541,158)                     (2,541,158)
                                 ---------    -------    -----------   ------------   -----------      ------------
Balance, December 31, 1997.....  4,543,447     45,434        123,205     (6,989,146)           --        (6,820,507)
Exercise of common stock
  options......................      5,056         51          3,520                                          3,571
Issuance of common stock
  warrants.....................                              554,000                                        554,000
Accrual of cumulative dividends
  on redeemable convertible
  preferred stock and accretion
  to redemption value..........                                            (594,829)                       (594,829)
Net loss.......................                                          (2,877,529)                     (2,877,529)
                                 ---------    -------    -----------   ------------   -----------      ------------
Balance, December 31, 1998.....  4,548,503     45,485        680,725    (10,461,504)           --        (9,735,294)
Issuance of common stock.......    500,000      5,000      4,495,000                                      4,500,000
Issuance of common stock
  warrants.....................                           24,000,000                                     24,000,000
Cancellation of common stock
  options......................                             (611,214)                     611,214                --
Exercise of common stock
  options......................    170,748      1,707        130,242                                        131,949
Deferred compensation relating
  to grants of common stock
  options......................                            2,307,246                   (2,307,246)               --
Stock based compensation.......                               41,381                      693,148           734,529
Series E preferred stock
  beneficial conversion feature
  (Note 4).....................                            7,638,574                                      7,638,574
Accrual of cumulative dividends
  on redeemable convertible
  preferred stock and accretion
  to redemption value..........                                          (8,737,295)                     (8,737,295)
Net loss.......................                                         (16,731,863)                    (16,731,863)
                                 ---------    -------    -----------   ------------   -----------      ------------
Balance, December 31, 1999.....  5,219,251    $52,192    $38,681,954   $(35,930,662)  $(1,002,884)     $  1,800,600
                                 =========    =======    ===========   ============   ===========      ============

   The accompanying notes are an integral part of these financial statements.

                             HEALTHGATE DATA CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        1997           1998            1999
                                                     -----------    -----------    ------------
Cash flows from operating activities:
  Net loss.........................................  $(2,541,158)   $(2,877,529)   $(16,731,863)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................      356,791        416,897       6,933,969
     Stock based compensation......................           --             --         734,529
     Other.........................................           --          9,777         (10,128)
     Changes in assets and liabilities:
       Accounts receivable.........................     (228,010)       (70,361)       (343,389)
       Unbilled accounts receivable................           --        (12,386)        (23,439)
       Prepaid expenses and other current assets...      (47,349)      (123,516)        (93,032)
       Deferred offering costs.....................           --             --      (2,055,491)
       Other assets................................       (1,357)        29,717        (128,288)
       Accounts payable............................      186,801        (37,808)      2,487,502
       Accrued payroll.............................       35,091        151,147         566,142
       Customer deposits...........................           --             --         558,066
       Other accrued expenses......................       36,722        147,531       1,053,794
       Deferred revenue............................      445,426       (117,209)      1,322,745
                                                     -----------    -----------    ------------
          Net cash used in operating activities....   (1,757,043)    (2,483,740)     (5,728,883)
                                                     -----------    -----------    ------------
Cash flows from investing activities:
  Purchases of fixed assets........................     (124,801)      (277,538)       (279,752)
                                                     -----------    -----------    ------------
Cash flows from financing activities:
  Payments of capital lease obligations............     (237,190)      (239,785)       (342,651)
  Proceeds from issuance of preferred and common
     stock, net of issuance costs..................      992,353          3,571       5,969,015
  Proceeds from notes payable and warrants.........           --      3,929,278              --
                                                     -----------    -----------    ------------
     Net cash provided by financing activities.....      755,163      3,693,064       5,626,364
                                                     -----------    -----------    ------------
Net increase (decrease) in cash and cash
  equivalents......................................   (1,126,681)       931,786        (382,271)
Cash and cash equivalents, beginning of year.......    1,155,726         29,045         960,831
                                                     -----------    -----------    ------------
Cash and cash equivalents, end of year.............  $    29,045    $   960,831    $    578,560
                                                     ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     HealthGate paid cash for interest of approximately $28,000, $242,000 and $472,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

     HealthGate entered into capital leases for certain computer equipment totaling approximately $71,000, $577,000, and $785,000 during the years ended December 31, 1997, 1998 and 1999, respectively.

     In connection with the issuance of the Series E redeemable convertible preferred stock in April 1999, HealthGate issued a placement agent a warrant to purchase up to 21,654 shares of HealthGate common stock at an exercise price of $2.89 per share. A value of $200,000 was ascribed to the warrant. Also in April 1999, a $2,000,000 convertible note payable to a related party was converted into 174,729 shares of HealthGate's Series E redeemable convertible preferred stock (Note 3).

     In June 1999, HealthGate issued a warrant to a related party in connection with a development and distribution agreement. The fair value of the warrant of $10,300,000 was recorded as marketing and distribution rights, and will be amortized on a straight-line basis over the one year contractual term of the related development and distribution agreement (Note 5). In January 2000, the exercise price of this warrant was adjusted from $9.49 to $3.46 per share. As a result, the fair value of the warrant increased by $1,243,000 and which was recorded as marketing and distribution rights, and which will be amortized on a straight-line basis over the remaining term of the contractual agreement.

     In October 1999, HealthGate issued common stock to Snap! LLC in connection with a strategic alliance agreement. The fair value of the shares of $4,500,000 was recorded as prepaid advertising. Of this value, $2,250,000 will be amortized as a sales and marketing expense on a straight-line basis over the first year of the related agreement and $2,250,000 will be recognized based on the delivery of advertising impressions in the first year of the agreement (Note 8).

     In November 1999, HealthGate issued a warrant to CIS Holdings, a related party to Columbia Information Systems, in connection with a marketing and reseller agreement. The fair value of the warrant $13,500,000 was recorded as marketing and distribution rights, and will be amortized on a straight-line basis over the three year contractual term of the related agreement (Note 5).

   The accompanying notes are an integral part of these financial statements.

                             HEALTHGATE DATA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     HealthGate Data Corp. ("HealthGate") is an Internet provider of technology solutions to hospitals, institutions, businesses, publishers and individuals featuring reliable, objective, comprehensive and up-to-date healthcare information content. HealthGate's business to business (B2B) solutions help physicians and other healthcare professionals, patients and health-conscious consumers make better informed healthcare decisions. HealthGate was incorporated in the State of Delaware on February 8, 1994.

     Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

     HealthGate is subject to risks and uncertainties common to growing technology-based companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

     Significant accounting polices followed in the preparation of the financial statements are as follows:

  Principles of Consolidation

     The consolidated financial statements include the accounts of HealthGate and its wholly-owned subsidiaries, HealthGate Europe Limited and HealthGate Acquisition Corp. All material intercompany balances and transactions have been eliminated.

  Translation of Foreign Currencies

     The functional currency of HealthGate's foreign subsidiary, HealthGate Europe Limited, is the local currency. Adjustments resulting from the translation of the financial statements of HealthGate's subsidiary into U.S. dollars, and foreign currency transaction gains and losses included in the results of operations, have not been significant.

  Cash, Cash Equivalents and Marketable Securities

     HealthGate considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. HealthGate invests its excess cash in money market funds backed by U.S. Government securities, U.S. Treasury securities and commercial paper which are subject to minimal credit and market risk. HealthGate's cash equivalents are classified as available for sale and recorded at amortized cost, which approximates fair value.

  Revenue Recognition

     HealthGate derives revenue primarily from user subscriptions and transaction based fees, Web site development and hosting arrangements, content syndication arrangements and the sale of advertising and sponsorships under short-term contracts. Revenue from user subscriptions is recognized ratably over the subscription period, and revenue from usage fees is recognized when the service is provided. Revenue from Web site development and hosting arrangements and content syndication arrangements is recognized ratably over the terms of the underlying agreements between HealthGate, the customer and, if applicable, HealthGate's authorized reseller, which generally range from one to three years. For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees are recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement. For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is

                             HEALTHGATE DATA CORP.

recorded as expense upon signing the agreement. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer and its authorized reseller and Web site has been delivered.

     Advertising revenue is derived principally from short-term advertising contracts, in which HealthGate typically guarantees a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising revenue is recognized in the period in which the advertisement is displayed, at the lesser of the ratio of impressions delivered over total guaranteed impressions or a straight line basis over the term of the contract, provided that no significant HealthGate obligations remain. To the extent that minimum guaranteed impressions are not met, HealthGate defers recognition of the corresponding revenue until the guaranteed impressions are delivered. Sponsorship revenue is recognized ratably over the terms of the applicable agreements, which generally range from one to six months.

     Advertising and sponsorship revenue also includes barter revenue, which represents an exchange by HealthGate of advertising space on HealthGate's Web sites for reciprocal advertising space on other Web sites. Revenue from advertising barter transactions is recognized during the period in which the advertisements are displayed by HealthGate. Barter transactions are recorded at the fair value of the advertisements provided. Barter expenses are recognized when HealthGate's advertisements are run on the reciprocal Web sites, which is typically in the same period as when the advertisements are run on HealthGate's Web sites. Barter expenses are included in sales and marketing expense. During the years ended December 31, 1997, 1998 and 1999 revenue from barter transactions was approximately $607,000, $436,000 and $74,000, respectively.

  Fair Value of Financial Instruments

     The carrying amounts of HealthGate's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values at December 31, 1998 and 1999.

  Concentration of Credit Risk and Significant Customers

     Financial instruments which potentially expose HealthGate to concentrations of credit risk consist primarily of trade accounts receivable. To minimize risk, ongoing credit evaluations of customers' financial condition are performed, although collateral generally is not required. At December 31, 1999, one customer accounted for 16% of gross accounts receivable. At December 31, 1998, two customers accounted for 20% and 11% of gross accounts receivable, and a related party accounted for 42% of gross accounts receivable. For the year ended December 31, 1997, one customer accounted for 19% of total revenue, and a related party accounted for 18% of total revenue. For the year ended December 31, 1998, one customer accounted for 18% of total revenue and a related party accounted for 44% of total revenue. For the year ended December 31, 1999, two related parties accounted for 42% of total revenue.

  Research and Development and Software Development Costs

     Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed") and capitalized thereafter if material to HealthGate's financial position or results of operations. Costs eligible for capitalization have been insignificant to date and, accordingly, no amounts have been capitalized.

                             HEALTHGATE DATA CORP.

  Fixed Assets

     Fixed assets are recorded at cost and depreciated over their estimated useful lives, generally one to three years, using the straight-line method. Fixed assets held under capital leases which involve a transfer of ownership are amortized over the estimated useful life of the asset. Other fixed assets held under capital leases are amortized over the shorter of the lease term or the estimated useful life of the related asset. Repairs and maintenance costs are expensed as incurred.

  Accounting for Stock-Based Compensation

     HealthGate accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of HealthGate's common stock at the date of grant. HealthGate has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes only (Note 5). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

  Advertising Costs

     Advertising costs are charged to operations as incurred. Advertising costs were approximately $790,000, $456,000 and $233,000 in the years ended December 31, 1997, 1998 and 1999, respectively, of which approximately $617,000, $418,000 and $74,000, respectively, related to barter transactions.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Unaudited Pro Forma Balance Sheet

     The unaudited pro forma balance sheet at December 31, 1999 gives effect to
(a) HealthGate's initial public offering of common stock in January 2000, (b) the private sale of 795,454 shares of common stock in January 2000, (c) the application of proceeds from the initial public offering and concurrent private sale to repay a long-term note payable and to pay Series E preferred stock dividends, and (d) the conversion of all outstanding shares of redeemable preferred stock into common stock in connection with the initial public offering.

  Actual and Unaudited Pro Forma Net Loss Per Share

     Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options and warrants are anti-dilutive for all periods presented. Unaudited pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding preferred stock into common stock, as if the shares had converted immediately upon their issuance.

                             HEALTHGATE DATA CORP.

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. HealthGate does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

2. FIXED ASSETS

     Fixed assets consist of the following:

                                                                       DECEMBER 31,
                                                 USEFUL LIVES    -------------------------
                                                   IN YEARS         1998          1999
                                                 ------------    ----------    -----------
Computer equipment and software................       3          $  473,842    $   657,963
Office equipment and fixtures..................       3             127,349        134,108
Computer equipment under capital lease.........      1-3          1,126,659      1,818,607
                                                                 ----------    -----------
                                                                  1,727,850      2,610,678
                                                                 ----------    -----------
Less-accumulated depreciation and
  amortization.................................                    (921,057)    (1,308,310)
                                                                 ----------    -----------
                                                                 $  806,793    $ 1,302,368
                                                                 ==========    ===========

     Depreciation and amortization expense on fixed assets was $356,791, $363,088 and $584,244 in 1997, 1998 and 1999, respectively, of which $248,217,
$186,475 and $297,784 in 1997, 1998 and 1999, respectively, related to amortization of assets held under capital leases. Accumulated amortization on assets under capital lease was $417,961, $604,436 and $806,474 at December 31, 1997, 1998 and 1999, respectively.

3. NOTES PAYABLE

     On March 26, 1998, HealthGate issued a $2,000,000 subordinated note payable (the "Note") with detachable warrants, for net cash proceeds of approximately $1,929,000. The Note bore interest at an annual rate of 13.0%, payable monthly. The principal amount was due on March 26, 2003, but could be prepaid without penalty. The Note was secured by substantially all of HealthGate's tangible and intangible assets, and limited HealthGate's ability to issue additional debt.

     In connection with the Note, HealthGate issued warrants to purchase 341,076 shares of its common stock at an exercise price per share of $.00005. Further, on December 31, 1998, HealthGate issued warrants to purchase an additional 114,816 shares at an exercise price of $.00005 per share, as HealthGate did not achieve a minimum 1998 revenue target defined in the agreement. These warrants were exercised in February 2000. The terms of the warrant agreement placed certain restrictions on the number of options, warrants and other convertible securities which HealthGate could issue. These restrictions expired on January 31, 2000, the closing date of the initial public offering of HealthGate's common stock. HealthGate ascribed a value of $261,000 to the warrants issued in March 1998 and $293,000 to the warrants issued in December 1998, based on the fair value at the time of issuance. The amount ascribed to the warrants was recorded as additional paid-in capital and a discount from the face value of the Note. The discount was being amortized to interest expense over the life of the note using the effective interest method. As of December 31, 1999 the carrying value of the note, net of unamortized discount, was $1,517,295. Discount amortized as interest expense for 1998 and 1999 was approximately $54,000 and $88,000, respectively. In February 2000, HealthGate repaid this note in full and recorded the remaining unamortized discount of approximately $474,000 to current period earnings.

                             HEALTHGATE DATA CORP.

     On September 29, 1998, HealthGate issued a convertible note (the "Convertible Note") in the principal amount of $2,000,000 to an existing preferred stockholder. The Convertible Note bore interest at an annual rate of 12%, and was due on March 31, 1999. In April 1999, the Convertible Note was converted into 174,729 shares of the HealthGate's Series E redeemable convertible preferred stock (Note 4). Since the Convertible Note was converted into preferred stock in April 1999, it was classified as long-term in HealthGate's balance sheet at December 31, 1998.

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     A summary of redeemable convertible preferred stock activity for the years ended December 31, 1997, 1998 and 1999 is as follows:

                           SERIES A             SERIES B              SERIES C              SERIES D               SERIES E
                       -----------------   -------------------   -------------------   -------------------   --------------------
                                CARRYING             CARRYING              CARRYING              CARRYING               CARRYING
                       SHARES    VALUE     SHARES     VALUE      SHARES     VALUE      SHARES     VALUE      SHARES      VALUE
                       ------   --------   ------   ----------   ------   ----------   ------   ----------   -------   ----------
Balance, December 31,
 1996................  1,000    $524,575   1,000    $1,727,876   1,000    $1,021,492   1,000    $1,488,662        --   $       --
Issuance of Series D,
 net of issuance
 costs of $8,147.....                                                                    667       992,353
Accrual of cumulative
 dividends and
 accretion to
 redemption value....             70,262               163,637               104,402               201,343
                       -----    --------   -----    ----------   -----    ----------   -----    ----------   -------   ----------
Balance, December 31,
 1997................  1,000     594,837   1,000     1,891,513   1,000     1,125,894   1,667     2,682,358        --           --
Accrual of cumulative
 dividends and
 accretion to
 redemption value....     --      70,262      --       163,637      --       104,402      --       256,528        --           --
                       -----    --------   -----    ----------   -----    ----------   -----    ----------   -------   ----------
Balance, December 31,
 1998................  1,000     665,099   1,000     2,055,150   1,000     1,230,296   1,667     2,938,886        --           --
Issuance of Series E,
 net of issuance
 costs of $611,426
 and of a beneficial
 conversion feature
 of $7,638,574.......                                                                                        720,757           --
Accrual of cumulative
 dividends and
 accretion to
 redemption value....     --      70,269      --       163,634      --       104,400      --       256,534        --    8,142,458
                       -----    --------   -----    ----------   -----    ----------   -----    ----------   -------   ----------
Balance at December
 31, 1999............  1,000    $735,368   1,000    $2,218,784   1,000    $1,334,696   1,667    $3,195,420   720,757   $8,142,458
                       =====    ========   =====    ==========   =====    ==========   =====    ==========   =======   ==========


                          TOTAL
                        CARRYING
                          VALUE
                       -----------
Balance, December 31,
 1996................  $ 4,762,605
Issuance of Series D,
 net of issuance
 costs of $8,147.....      992,353
Accrual of cumulative
 dividends and
 accretion to
 redemption value....      539,644
                       -----------
Balance, December 31,
 1997................    6,294,602
Accrual of cumulative
 dividends and
 accretion to
 redemption value....      594,829
                       -----------
Balance, December 31,
 1998................    6,889,431
Issuance of Series E,
 net of issuance
 costs of $611,426
 and of a beneficial
 conversion feature
 of $7,638,574.......           --
Accrual of cumulative
 dividends and
 accretion to
 redemption value....    8,737,295
                       -----------
Balance at December
 31, 1999............  $15,626,726
                       ===========

  Conversion

     In January 2000, all the redeemable preferred stock was converted into 7,530,556 of common stock. The number of common shares to which a holder of the preferred stock received upon conversion was based upon the conversion rates defined by HealthGate's Amended and Restated Certificate of Incorporation, (approximately 1,209.15 for 1, 1,584.02 for 1, 549.89 for 1 and 797.24 for 1 for
holders of Series A, B, C and D preferred stock, respectively, at December 31,
1999).

  Liquidation, Voting and Dividends

     The holders of Series A, B, C and D preferred stock, in the event of liquidation, had been entitled to receive, on a pro-rata basis $500, $1,600, $1,000 and $1,500 per share, respectively, plus accrued and unpaid dividends. The holders of the preferred stock had certain voting rights on all matters submitted to stockholders

                             HEALTHGATE DATA CORP.

for a vote. The holders of Series A, B, C and D preferred stock were entitled to certain cumulative annual dividends.

  Issuance of Series E Preferred Stock

     In April 1999, HealthGate issued 546,028 shares of newly authorized Series E redeemable convertible preferred stock to GE Capital Equity Investments, Inc., an affiliate of General Electric Company (Note 5), for gross proceeds of $6,250,000. In connection with the issuance of the Series E preferred stock, HealthGate paid approximately $300,000 of fees and out of pocket expenses to a placement agent, paid other issue costs of approximately $111,000, and issued the placement agent a warrant to purchase up to 21,654 shares of HealthGate common stock at an exercise price of $2.89 per share. The Company ascribed a value to the warrant of $200,000. The placement fee, other issue costs and warrant value have been reflected as a reduction of the proceeds from the Series E preferred stock issuance. An additional 174,729 shares of Series E preferred stock were issued upon conversion of a convertible note (Note 3). The Series E preferred stock ranked senior in liquidation to other classes of preferred stock, and had certain veto rights. The Series E preferred stock accrued cumulative annual dividends at 7% of its liquidation value (initially $8,250,000). The dividends were compounded annually and were added to the Series E preferred stock liquidation value. In January 2000 in connection with HealthGate's initial public offering, the Series E preferred stock was converted into 2,858,522 shares of common stock, and approximately $465,000 in cash was paid for accrued cumulative dividends.

     When issued, each share of Series E preferred stock was convertible into
3.966 shares of common stock, which represented a discount from the fair value of common stock on the date of the Series E issuance. The value attributable to this conversion right represented an incremental yield, or a beneficial conversion feature, which was recognized as a return to the preferred stockholders. This amount, equal to the net proceeds from the Series E offering of approximately $7,639,000, which includes conversion of the convertible note, has been recorded as accretion of preferred stock to redemption value in the period ended December 31, 1999, and represents a non-cash charge in the determination of net loss attributable to common stockholders.

5. COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock

     Each share of common stock entitles the holder to one vote on all matters submitted to a vote of HealthGate's stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Board of Directors, subject to any preferential dividend rights of the preferred stockholders.

     A 50-for-1 split of HealthGate's common stock became effective on January 23, 1998 and a 3.966-for-1 split became effective on December 23, 1999. All shares of common stock, options, and warrants and per share amounts included in the accompanying financial statements have been adjusted to give retroactive effect to these stock split for all periods presented.

     Effective upon HealthGate's initial public offering on January 31, 2000, the authorized capital stock of HealthGate increased to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

  Stock Option Plans

     In June 1994, HealthGate adopted the HealthGate Data Corp. 1994 Stock Option Plan (the "1994 Plan") which provides for the granting of both incentive stock options and nonqualified options to employees, directors and consultants. The 1994 Plan, as amended, allows for a maximum of 3,599,997 options to purchase shares of common stock to be issued prior to December 2004. The exercise price of any incentive stock option granted under the 1994 Plan shall not be less than the fair market value of the stock on the date of grant, as determined in good faith by the Board of Directors, or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of HealthGate's stock. Options

                             HEALTHGATE DATA CORP.

granted under the 1994 Plan are exercisable for a period of not longer than ten years from the date of grant, or five years in the case of optionees holding more than 10% of the combined voting power of all classes of HealthGate's stock.

     HealthGate applies APB 25 and related interpretations in accounting for employee and director options granted under the 1994 Plan. Since inception (February 8, 1994) through December 31, 1998 no compensation expense was recognized for options granted to employees under this plan. Compensation expense of approximately $693,000 was recognized in 1999 for options granted to employees under this plan. During 1999, HealthGate also recognized approximately $41,000 for the value of options granted to consultants. During 1997 and 1998, HealthGate granted options to purchase 29,745 and 9,915 shares of common stock, respectively, to a member of its Board of Directors for consulting services rendered. The options vested during 1997 and 1998 as the consulting services were provided. The compensation expense related to these options was not significant.

     Had compensation cost attributable to the 1994 Plan and other options been determined based on the fair value of the options at the grant date, consistent with the provisions of SAS No. 123, HealthGate's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                1997           1998            1999
                                             -----------    -----------    ------------
Net loss
  As reported..............................  $(2,541,158)   $(2,877,529)   $(16,731,863)
  Pro forma................................   (2,580,033)    (2,904,547)    (18,536,912)
Basic and diluted net loss per share
  attributable to common stockholders
  As reported..............................        $(.68)         $(.76)         $(5.46)
  Pro forma................................         (.69)          (.77)          (5.85)

     Because the determination of the fair value of all options granted after HealthGate became a public entity will include an expected volatility factor, additional option grants are expected to be made subsequent to December 31, 1999, and most options vest over several years, the above pro forma effects are not necessarily indicative of the pro forma effects on future years.

     Under SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made during the following periods:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                     1997    1998            1999
                                                     ----    ----    --------------------
                                                                       PRE         POST
                                                                     APRIL 23    APRIL 23
Expected option term (years).......................     4       4        4            4
Risk-free interest rate............................  6.16%   5.29%     5.5%         5.5%
Expected volatility................................   0.0%    0.0%     0.0%       100.0%
Dividend yield.....................................   0.0%    0.0%     0.0%         0.0%

                             HEALTHGATE DATA CORP.

     A summary of the status of HealthGate's options as of December 31, 1997, 1998 and 1999 and changes during the periods then ended are presented below:

                                                           YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------
                                            1997                    1998                    1999
                                    ---------------------   ---------------------   ---------------------
                                                WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                     SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                    ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  period..........................    921,500     $ .58     1,310,564     $ .45     1,714,105     $ .97
  Granted.........................    611,755       .47       826,911      1.46     1,317,254      7.88
  Exercised.......................         --        --        (5,056)      .70      (170,748)      .77
  Canceled........................   (222,691)     1.02      (418,314)      .31      (310,411)     1.55
                                    ---------     -----     ---------     -----     ---------     -----
Outstanding at end of period......  1,310,564     $ .45     1,714,105     $ .97     2,550,200     $4.48
                                    =========     =====     =========     =====     =========     =====
Options available for grant at end
  of period.......................    496,147                  87,550               1,049,797
                                    =========               =========               =========
Options granted at fair value:
  Weighted average exercise
     price........................                $ .47                   $1.46                   $9.12
                                                  =====                   =====                   =====
  Weighted average fair value.....                $ .10                   $ .05                   $6.21
                                                  =====                   =====                   =====
Options granted below fair value:
  Weighted average exercise
     price........................                                                                $4.85
                                                                                                  =====
  Weighted average fair value.....                                                                $6.75
                                                                                                  =====

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                              ----------------------------------    -----------------------------
                                                 WEIGHTED-
                                                  AVERAGE           WEIGHTED-                        WEIGHTED-
                                 NUMBER          REMAINING           AVERAGE          NUMBER          AVERAGE
RANGE OF EXERCISE PRICE        OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------------------        -----------    ----------------    --------------    -----------    --------------
under $.49...................     575,663           2.01              $ .36           500,834          $  .34
$.50 - $1.17.................     361,816           2.83                .91           204,424            1.00
$1.88........................     535,410           3.06               1.88           204,843            1.88
$9.00........................     854,470           4.88               9.00             5,949            9.00
$9.49 - $11.35...............     222,841           4.05               9.88            19,830           11.35
                                ---------                                             -------
                                2,550,200                                             935,880
                                =========                                             =======

  Deferred Compensation

     During the year ended December 31, 1999, HealthGate granted stock options to purchase 382,806 shares of its common stock with exercise prices ranging from $.88 to $9.49 per share. HealthGate recorded compensation expense and deferred compensation relating to these options totaling approximately $693,000 and $2,307,000, respectively, representing the differences between the estimated fair market value of the common stock on the date of grant and the exercise price. Compensation related to options which vest over three years was recorded as a component of stockholders' equity and is being amortized over the vesting periods of the related options. During the year ended December 31, 1999, stock options to purchase 24,000 shares were cancelled as a result of employee terminations, which resulted in the reversal of approximately $611,000 of deferred compensation.

                             HEALTHGATE DATA CORP.

  Issuance of Warrants

     On June 11, 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"), an operating division of General Electric Company and an affiliate of a Series E preferred stock investor (Note
4). HealthGate believes that this agreement will benefit it through the association of the GE Medical Systems name with HealthGate in general, and its CHOICE product in particular, and through the efforts of GE Medical Systems to distribute both its standard CHOICE product and the GE Medical Systems enhanced versions of its CHOICE product. Therefore, in connection with this agreement, HealthGate issued to General Electric Company a warrant to purchase up to 1,189,800 shares of HealthGate's common stock at an exercise price per share of $9.49. The warrant is immediately exercisable, and has a term of 5 years. The fair value of this warrant was determined to be $10,300,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 5 years, and an interest rate of 5.6%. The value of the warrant has been recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the one year contractual term of the related development and distribution agreement. During the year ended December 31, 1999, amortization expense for this warrant totaled $5,515,000. On January 1, 2000, the exercise price of the warrant issued to General Electric Company was adjusted from $9.49 to $3.46 per share. As a result of the exercise price adjustment, the fair value of the warrant increased by approximately $1.2 million. This increase was calculated using the Black-Scholes option pricing model, based on an assumed common stock fair value per share of $9.00, 100% volatility, a term of 4.5 years and an interest rate of 5.94%. This incremental value will be amortized over the remaining term of the agreement.

     In November 1999, HealthGate entered a marketing and reseller agreement with Columbia Information Systems. HealthGate believes that this agreement will benefit it through the general association of the Columbia Information Systems and Columbia/HCA names with HealthGate, through the right to make a first offer to provide services for adding additional content to the Columbia Information Systems health portal site and any Web sites owned or operated by Columbia/HCA or their controlled affiliates, and, among other things, through the efforts of Columbia Information Systems to distribute HealthGate products. In connection with this agreement, HealthGate issued a warrant to CIS Holdings, Inc., a related party, for the purchase of up to 1,941,035 shares of HealthGate's common stock. CIS Holdings, Inc. is an indirect, wholly-owned subsidiary Columbia/HCA Healthcare Corporation and an affiliate of Columbia Information Systems. The warrant has a term of three years, an exercise price of $11.00, and became exercisable on the consummation of HealthGate's initial public offering on January 31, 2000. The fair value of this warrant was determined to be $13.5 million using the Black-Scholes option pricing model. The value of this warrant has been recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the three year contractual term of the related marketing and reseller agreement. During the year ended December 31, 1999, amortization expense related to this warrant totaled $750,000.

                             HEALTHGATE DATA CORP.

6. INCOME TAXES

     Deferred tax assets are comprised of the following:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                      1998            1999
                                                   -----------    ------------
Deferred tax assets:
  Net operating loss carryforwards...............  $ 3,506,205    $  7,530,911
  Stock based compensation.......................           --         285,403
  Marketing and distribution rights..............           --       2,579,607
  Other..........................................      259,980         336,338
                                                   -----------    ------------
Total deferred tax assets........................    3,766,185      10,732,259
Deferred tax asset valuation allowance...........   (3,766,185)    (10,732,259)
                                                   -----------    ------------
                                                   $        --    $         --
                                                   ===========    ============

     Realization of total deferred tax assets is dependent upon the generation of future taxable income. HealthGate has provided a valuation allowance for the full amount of its deferred tax assets, since realization of these future benefits is not sufficiently assured.

     Income taxes computed using the federal statutory income tax rate differs from HealthGate's effective tax primarily due to the following:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1997         1998          1999
                                                 ----------   -----------   -----------
Income tax benefit at U.S. federal statutory
  tax rate.....................................  $ (889,405)  $(1,007,135)  $(5,856,152)
State taxes, net of federal tax impact.........    (152,211)     (170,165)   (1,045,649)
Other..........................................     (32,083)      (37,232)      (64,273)
Change in valuation allowance..................   1,073,699     1,214,532     6,966,074
                                                 ----------   -----------   -----------
  Provision for income taxes...................  $       --   $        --   $        --
                                                 ==========   ===========   ===========

     At December 31, 1999, HealthGate has net operating loss carryforwards and research and development tax credit carryforwards of approximately $18,190,000 and $107,000, respectively, available for federal and foreign purposes to reduce future taxable income and future tax liabilities. If not utilized, these carryforwards will expire at various dates ranging from 2010 to 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in HealthGate's ownership may have limited, or may limit in the future, the amount of net operating loss and research and development tax credit carryforwards which could be used annually to offset future taxable income and income tax liability. The amount of any annual limitation is determined based upon HealthGate's value prior to an ownership change.

     Approximately $200,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercise of non-qualified stock option and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

7. 401(k) PLANS

     During 1996, HealthGate established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. In 1999, HealthGate established a new defined contribution savings plan under Section 401(k) of the Internal Revenue Code and terminated the 1996 plan. Both plans cover substantially all employees who meet minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plans may be made at the discretion of

                             HEALTHGATE DATA CORP.

the Board of Directors. There were no contributions made under either plan by HealthGate during the years ended December 31, 1997, 1998 or 1999.

8. COMMITMENTS AND CONTINGENCIES

     HealthGate leases all facilities under operating lease agreements and certain equipment under noncancelable capital lease agreements. HealthGate entered into a new lease on February 4, 2000 for its Burlington, Massachusetts headquarters. The new lease is scheduled to expire on June 30, 2005. Total rent expense under noncancelable operating leases was approximately $84,100, $89,900 and $470,500 for the years ended December 31, 1997, 1998 and 1999, respectively.

     The future minimum lease commitments under all noncancelable leases at December 31, 1999, including the new facility lease dated February 4, 2000, are as follows:

                                                      OPERATING      CAPITAL
                                                        LEASES        LEASES
                                                      ----------    ----------
2000................................................  $1,011,968    $  568,005
2001................................................     904,322       311,977
2002................................................     913,727       196,930
2003................................................     910,527            --
2004................................................     916,435            --
Thereafter..........................................     462,202            --
                                                      ----------    ----------
Total future payments...............................  $5,119,181     1,076,912
                                                      ==========
Less amount representing interest...................                  (194,501)
                                                                    ----------
Present value of minimum lease payments.............                $  882,411
                                                                    ==========

     HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of December 31, 1999 totaled approximately $1,878,000, which includes annual payments of $500,000 for two years for a content development and distribution agreement with the New England Journal of Medicine.

     On July 27, 1999, HealthGate received a letter alleging that HealthGate's Web site induces users to infringe a patent held by a company (the "Holder"). In lieu of pursuing a patent infringement claim against HealthGate, the Holder offered to provide HealthGate with a license for unlimited use of the patent for a one-time payment of between $50,000 and $150,000. HealthGate is currently investigating this matter. At this time, HealthGate is unable to predict its outcome.

     In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. Under this agreement, Snap will provide various services to promote HealthGate's name, its www.healthgate.com Web site, its co-branded CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by Snap during the first year of the agreement, HealthGate has agreed to pay Snap a minimum fee of $10,000,000 in cash, plus a $250,000 production and content integration fee and on November 3, 1999 issued 500,000 shares of HealthGate common stock to Snap. The value of these shares was determined to be $4,500,000 on the date issued, which was recorded as prepaid advertising. HealthGate has agreed to pay Snap minimum fees of $15,000,000 in cash in each of the second and third years of the agreement for the services provided to HealthGate by Snap in those years. HealthGate has also agreed to pay Snap up to an additional $5,000,000 in the first year, $10,000,000 in the second year and $15,000,000 in the third year of the agreement if Snap delivers more than certain minimum click-throughs to the co-branded Snap/HealthGate Web site in the respective years. Either Snap or HealthGate may terminate

                             HEALTHGATE DATA CORP.

this agreement if the other party commits a material breach. Snap and Xoom.com are both wholly-owned by NBC Internet, Inc., a subsidiary of General Electric.

9. GEOGRAPHIC AND SEGMENT INFORMATION

     HealthGate operates in one segment, which is providing healthcare and related information to institutions and individuals through the Internet. HealthGate's revenue from external customers was derived from the following:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1998          1999
                                                 ----------    ----------    ----------
United States..................................  $1,259,886    $1,665,718    $2,404,396
Europe.........................................      24,750       768,406       837,172
                                                 ----------    ----------    ----------
Total..........................................  $1,284,636    $2,434,124    $3,241,568
                                                 ==========    ==========    ==========

     Substantially all of HealthGate's long-lived assets were located in the United States for all periods presented.

10. SUBSEQUENT EVENTS

     In January 2000, HealthGate completed an initial public offering of its common stock and a concurrent private placement, both at $11.00 per share. HealthGate sold 3,750,000 shares of common stock in the initial public offering, and 795,454 shares of common stock in the private placement, for aggregate net proceeds of approximately $44 million (after deducting the underwriting commissions and the offering expenses).

     In conjunction with the initial public offering, all outstanding shares of redeemable convertible preferred stock converted into 7,530,556 shares of common stock.