Form 10-K/A
period 1999-12-31
HEALTHGATE DATA CORP
filed 2000-04-27
CIK 1081630

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-28701

                              HEALTHGATE DATA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                                     04-3220927
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)



         25 CORPORATE DRIVE, SUITE 310, BURLINGTON, MASSACHUSETTS 01803
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 685-4000


The registrant hereby amends the following items, financial statements exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1999 on Form 10-K as set forth in the pages attached hereto:

         Items 10, 11, 12, and 13. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions, respectively. The information required by these items is filed herewith by amendment pursuant to Rule 12b-15.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding our directors and executive officers.

    NAME                           AGE                 POSITION
    ----                           ---                 --------
    William S. Reece........       34    Chairman of the Board of Directors,
                                         President and Chief Executive Officer
    Mary B. Miller..........       42    Chief Financial Officer and Treasurer
    Mark A. Israel..........       31    Chief Technology Officer
    Richard J. Fecher.......       40    Vice President of Sales
    Rick Lawson.............       40    Vice President of Content and Secretary
    Tina M. H. Blair, M.D.(1)      51    Director
    Jonathan J. G. Conibear(1)     48    Director
    Edson D. de Castro(2)...       61    Director
    David Friend(2).........       52    Director
    Chris H. Horgen(1),(2)..       53    Director

----------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

    WILLIAM S. REECE is a founder of HealthGate and has served as a member of our board of directors and our President and Chief Executive Officer since our inception in 1994. Mr. Reece has served as the Chairman of our Board of Directors since December 1994. From 1988 to 1994, Mr. Reece served in several positions, including Vice President, Sales and Marketing, Manager of U.S. Sales and Marketing Representative at PaperChase, a medical literature retrieval software company owned by Beth Israel Hospital in Boston.

    MARY B. MILLER has served as our Chief Financial Officer and Treasurer since April 1999. From 1998 to 1999, Ms. Miller was self-employed as a financial consultant for small and medium sized high technology firms. From 1996 to 1998, Ms. Miller was Vice President of Finance and Chief Financial Officer of Multilink, Inc., a communications company. From 1988 to 1996, Ms. Miller held several positions at Progress Software Corporation, a publicly traded computer software company, including Director of Finance and Administration, Chief Accounting Officer, U.S. Controller and Assistant Controller. Ms. Miller is a Certified Public Accountant.

    MARK A. ISRAEL has served as our Chief Technology Officer since July 1997. From 1995 to 1997, Mr. Israel served as a system architect and director at Individual Inc., an Internet news company. From 1992 to 1995, Mr. Israel served as a Senior Consultant at Fusion Systems Group, a software consulting firm. From 1991 to 1992, Mr. Israel served as a Consultant at Cambridge Technology Partners, a software consulting firm.

    RICHARD J. FECHER has served as our Vice President of Sales since September 1999. From May 1999 to September 1999, Mr. Fecher served as our National Sales Director. From 1995 to 1999, Mr. Fecher held various sales management and sales positions within the healthcare, commercial and financial divisions of Data General Corporation. From 1994 to 1995, Mr. Fecher was an Account Manager with SiliconGraphics Computer Systems. From 1993 to 1994, Mr. Fecher was a Regional Manager with Kendall Square Research. From 1986 to 1993, Mr. Fecher held various management and sales positions with Data General Corporation.

    RICK LAWSON is a founder of HealthGate and has served as our Vice President of Content and Secretary since November 1994. From 1987 to 1994, Mr. Lawson served in several positions, including Vice President, Account Services/Operations, Director of User Services and Manager of Customer Service at PaperChase, a medical literature retrieval software company owned by Beth Israel Hospital in Boston.

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

    EDSON D. DE CASTRO has served as a member of our board of directors since December 1994. Since 1997, Mr. de Castro has been a self-employed business consultant. From 1992 to 1997, Mr. de Castro was Chairman of Xenometrix, Inc., a biotechnology company. From 1989 to 1990 Mr. de Castro was Chairman of the Board of Directors of Data General Corporation. From 1968 to 1989, Mr. de Castro served as President and Chief Executive Officer of Data General. Mr. de Castro is a director of Boston Life Sciences, Inc., a biotechnology company, AVAX Technologies, Inc., a biopharmaceutical company, Eprise Corporation, a provider of advanced content management software for Web sites, and of UOL Publishing Inc., a publisher of educational courseware for Internet training programs. Mr. de Castro is also a trustee of Boston University and a Member of the Visiting Committee of Clark University School of Management. Mr. de Castro is also a Member of the Corporation of Partners Healthcare System Inc.

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

    CHRIS H. HORGEN has served as a member of our board of directors since October 1995. In November 1999, Mr. Horgen became the Senior Managing Director for Southeastern Technology Venture Fund. From 1991 to November 1999, Mr. Horgen served as Chairman of the Board of Directors and Chief Executive Officer of Nichols Research Corporation, a publicly traded information technology company. From 1976 to 1997, Mr. Horgen also served in a number of other positions with Nichols Research, including Chief Executive Officer, Co-Chairman of the board of directors, and Executive Vice President. Mr. Horgen is also a Director of South Trust Bank of Alabama, N.A.

     Executive officers of HealthGate are elected by the board of directors on an annual basis and serve at the pleasure of the board of directors. There are no family relationships among any of our executive officers or directors.

     Effective with the closing of our initial public offering in January 2000, our board of directors was divided into three classes, each of whose members serve for staggered three-year terms. One class of directors will be elected each year at the annual meeting of stockholders for a term of three years. Dr. Blair and Mr. Friend presently serve in the class whose term expires at the annual meeting of stockholders in 2000; Mr. Horgen and Mr. Conibear presently serve in the class whose term expires at the annual meeting of stockholders in 2001; and Mr. Reece and Mr. de Castro presently serve in the class whose term expires at the annual meeting of stockholders in 2002. All directors will hold office until their successors have been duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our four other most highly compensated executive officers (the "Named Executive Officers") for services rendered to HealthGate in all capacities during the years ended December 31, 1999, 1998, and 1997.

                                                              ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                                       ----------------------------------       ------------------------------------
                                                                                                SECURITIES
                                                                                                UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION                            YEAR    SALARY ($)     BONUS ($)        OPTIONS (#)    COMPENSATION ($) (8)
---------------------------                            ----    ----------     ---------       ------------    --------------------

William S. Reece                                       1999      200,000      140,000   (4)                           128
  President and Chief Executive Officer                1998      138,583       66,500   (5)     257,790 (6)
                                                       1997      105,417                         39,660 (9)
Mark A. Israel (11)                                    1999      150,000       30,000   (4)                            96
  Chief Technology Officer                             1998      126,000       32,000   (5)     118,980
                                                       1997       57,312        7,500  (10)     123,937
Rick Lawson                                            1999      120,000       50,000   (4)                            76
  Vice President of Content and Secretary              1998       93,750       30,000   (5)      79,320
                                                       1997       75,000       15,000  (10)
Hamid Tabatabaie (1)                                   1999      138,750       38,750   (7)      54,334
  Vice President of Sales and Marketing                1998      151,846                        162,606
Mary B. Miller (2)                                     1999      130,016       34,000   (4)     203,011               112
  Chief Financial Officer and Treasurer
Richard J. Fecher (3)                                  1999      106,033       50,000   (7)     118,980                95
  Vice President of Sales

-----------------

(1)      Mr. Tabatabaie resigned from HealthGate in August 1999.
(2) Ms. Miller was elected by the board of directors to serve as Chief Financial Officer and Treasurer in April 1999.
(3) Mr. Fecher was hired by HealthGate in May 1999 and was elected by the board of directors to serve as Vice President of Sales in September 1999.
(4)      Represents amounts awarded in February 2000 for bonuses earned in 1999.
(5)      Represents amounts awarded in January 1999 for bonuses earned in 1998.
(6) Excludes a non-incentive stock option granted in January 1998 for 39,660 shares of our common stock, awarded as a bonus for services rendered in 1996 and 1997.
(7)      Includes commissions paid during 1999.
(8) Represents payments made by the Company in 1999 for term life insurance premiums on behalf of the Named Executive Officers.
(9) Represents a non-incentive stock option granted in January 1998, awarded as a bonus for services rendered in 1996 and 1997.
(10)     Represents amounts awarded in January 1998 for bonuses earned in 1997.
(11)     Mr. Israel was hired by HealthGate in July 1997.

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1999


     The following table sets forth information concerning the individual grants of stock options to each of the Named Executive Officers who received grants during the fiscal year ending December 31, 1999. All options were granted under our 1994 Stock Option Plan.

                                                                                                            POTENTIAL REALIZABLE
                                        INDIVIDUAL GRANTS                                                  VALUE AT ASSUMED ANNUAL
                           -------------------------------------------                                      RATES OF STOCK PRICE
                               NUMBER OF            PERCENT OF TOTAL                                         APPRECIATION FOR
                               SECURITIES           OPTIONS GRANTED TO                                        OPTION TERM (1)
                           UNDERLYING OPTIONS      EMPLOYEES IN FISCAL      EXERCISE      EXPIRATION      -------------------------
NAME                           GRANTED (#)             YEAR (%) (2)        PRICE ($/SH)      DATE          5% ($)            10%
----                       ------------------      -------------------     ------------   ----------      --------          -------
Mary B. Miller                   176,574                  13.4                 9.49          4/21/04       $462,961      $1,023,024
                                 26,437                    2.0                11.35          4/21/04       $ 82,901      $  183,190
Richard J. Fecher                118,980                   9.0                 9.00         11/18/04       $295,848      $  653,746

-----------------

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. The actual gains, if any, on the stock option exercises will depend on the future performance of the common stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised and the underlying shares are sold.

(2) In 1999, we granted options to purchase an aggregate of 1,317,254 shares of common stock.


                       AGGREGATED OPTION EXERCISES IN 1999
                         AND 1999 YEAR-END OPTION VALUES


    The following table sets forth certain information with respect to the number and value of option exercises in 1999 and unexercised options held by the Named Executive Officers on December 31, 1999.

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED                  VALUE OF UNEXERCISED
                                                                        OPTIONS                         IN-THE-MONEY OPTIONS AT
                              SHARES                             AT FISCAL YEAR-END (#)                  FISCAL YEAR-END ($) (1)
                            ACQUIRED ON         VALUE        ------------------------------         --------------------------------
NAME                        EXERCISE (#)   REALIZED ($) (1)  EXERCISABLE      UNEXERCISABLE         EXERCISABLE        UNEXERCISABLE
----                        ------------   ----------------  -----------      -------------         -----------        -------------
William S. Reece                    0                 0        125,523           171,927            $ 1,144,770         $ 1,567,974
Mark A. Israel                 19,830         $ 208,802        102,453           120,634            $ 1,022,909         $ 1,158,435
Rick Lawson                         0                 0         79,320            39,660            $   723,398         $   361,699
Mary B. Miller                      0                 0              0           203,011                      0         $   266,627
Richard J. Fecher                   0                 0              0           118,980                      0         $   237,960
Hamid Tabatabaie               54,334         $ 556,574              0                 0                      0                   0

-----------------

(1) There was no public trading market for the common stock on December 31, 1999. Accordingly, for purposes of this table, the values in these columns have been calculated using the initial public offering price of $11.00 per share (rather than a determination of the fair market value of the common stock on December 31, 1999), less the aggregate exercise price of the options.

              EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND
                         CHANGE-IN-CONTROL ARRANGEMENTS


    Under an employment agreement dated October 1, 1995, HealthGate agreed to employ Mr. Reece as Chairman of the Board, President and Chief Executive Officer of HealthGate for a period of three years beginning on October 1, 1995, to be automatically renewed on an annual basis, unless either party does not wish to extend the employment agreement,, in which case the agreement will terminate three years from the applicable renewal date. Under the agreement, Mr. Reece's minimum base salary is $110,000 per annum, subject to annual review by the board of directors. Mr. Reece is also eligible to participate in any bonus programs we adopt. Mr. Reece's 1998 annual base salary was $142,000, plus a bonus of $66,500, as determined by the board of directors. Mr. Reece's 1999 annual base salary was $200,000, and, pursuant to his employment agreement, he was awarded a bonus of $140,000, as determined by the board of directors for 1999 services.

    We may terminate Mr. Reece's employment for malfeasance, nonfeasance or breach of the employment agreement, as determined by 75% of the board of directors. If we terminate Mr. Reece's employment for malfeasance, nonfeasance or breach of the employment agreement, Mr. Reece will be entitled to receive a lump sum severance payment equal to 12 months' compensation at his then-current base salary, the amount of any bonus paid to him in the previous contract year, and any accrued bonus through the date of termination, plus any benefits to which he is entitled for 12 months following the date of termination. We may also terminate Mr. Reece's employment if Mr. Reece is convicted of a felony involving HealthGate. If we terminate Mr. Reece's employment for conviction of a felony involving HealthGate, Mr. Reece will not be entitled to any further compensation under the employment agreement, except as may be required by applicable law.

    In addition, Mr. Reece may elect to terminate the employment agreement for good reason or following a change in control of HealthGate. In the event of an election for good reason or change in control, Mr. Reece will be entitled to a lump sum severance payment equal to 12 months' compensation at his then-current base salary, any accrued bonus through the date of election, plus any benefits to which he is entitled for 12 months following the date of election.

    We do not have employment agreements with any of our other employees or executive officers.

                            COMPENSATION OF DIRECTORS

    Directors of HealthGate who are also our employees did not receive additional compensation for serving as directors.

    As compensation for their services in 1999 through 2001, in January 1999, each of our non-employee directors was granted stock options for the purchase of 9,915 shares of our common stock under our 1994 Stock Option Plan. These options have an exercise price of $.89 per share, vest in three equal annual installments in January 1999, 2000, and 2001 based on continuing service as a director through each applicable period and expire in January 2004.

    In 1999, our directors did not receive cash remuneration for their services as directors. We reimbursed our non-employee directors for the out-of-pocket expenses they incur in connection with rendering services as directors.

    Beginning in February 2000, each of HealthGate's non-employee directors will receive $3,000 per quarterly Board of Directors' meeting attended, $500 per Committee meeting attended, and $500 per monthly Board of Directors' conference call attended and will be reimbursed, upon request, for expenses incurred in attending each Board of Directors' meeting.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or Compensation Committee. Our Compensation Committee currently consists of Dr. Blair and Messrs. Conibear and Horgen, none of whom has ever been an officer or employee of HealthGate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2000 by: (a) each person who we know owns beneficially more than 5% of our common stock; (b) each of our directors; (c) each of the Named Executive Officers; and (d) all of our directors and executive officers as a group. Unless otherwise indicated, the mailing address for each person and business entity listed below is c/o HealthGate Data Corp., 25 Corporate Drive, Suite 310, Burlington, MA 01803.

                                                                          NUMBER OF
                                                                           SHARES             PERCENT
                                                                         BENEFICIALLY       BENEFICIALLY
BENEFICIAL OWNER                                                            OWNED             OWNED (1)
----------------                                                         ------------       ------------

General Electric Company (2)                                                3,696,256            19.4%
  2135 Easton Turnpike
  Fairfield, CT 06431
William S. Reece (3)                                                        2,170,957            12.0%
Blackwell Science, Ltd. (4)                                                 2,058,327            11.5%
  Oxney Mead, Oxford
  OX2 OEL, United Kingdom
Jonathan J. G. Conibear (5)                                                 2,058,327            11.5%
Columbia/HCA Healthcare Corporation (6)                                     1,941,035            10.9%
  One Park Plaza
  Nashville, Tenessee 37203
Nichols Research Corporation                                                1,831,208             9.8%
  4040 Memorial Parkway, S.
  Huntsville, AL 35802
Barry M. Manuel, M.D. (7)                                                   1,210,009             6.8%
  65 Wellesley Road
  Belmont, MA 02478
NBC Internet, Inc. (8)                                                        954,545             5.4%
  225 Bush Street
  San Francisco, CA 94104
Rick Lawson (9)                                                               872,520             4.9%
David Friend (10)                                                             432,683             2.4%
Tina M. H. Blair, M.D. (10)                                                   348,754             2.0%
Mark A. Israel (11)                                                           161,943             *
Edson D. de Castro (12)                                                       137,024             *
Chris H. Horgen                                                                36,355             *
Mary B. Miller (13)                                                            67,670             *
Hamid Tabatabaie (14)                                                          54,334             *
Richard Fecher (15)                                                            15,220             *
Executive officers and directors as a group (11 persons) (16)               6,355,787            34.4%

---------------

  *      Less than one percent of outstanding shares.

(1) Percentage ownership is based on 17,834,602 shares outstanding as of March 31, 2000. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 31, 2000 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 1,189,800 shares issuable pursuant to a warrant granted to General Electric Company in connection with our development and distribution agreement with GE Medical Systems, an operating unit of General Electric Company, 2,165,547 shares owned by GE Capital Equity Investments, Inc., a wholly-owned subsidiary of General Electric Capital Corporation and an affiliate of General Electric Company, and 340,909 shares of our common stock owned by GE Capital Equity Investments. GE Capital Equity Investments shares beneficial ownership of the 2,165,547 outstanding shares with General Electric Capital Corporation and GE Medical Systems with respect to all shares held of record by GE Capital Equity Investments. This amount does not include any shares of our common stock, beneficially owned by NBC Internet, Inc. We understand that National Broadcasting Company, a subsidiary of General Electric Company, owns a significant minority equity interest in NBC Internet, Inc.

(3) Includes 211,387 shares of common stock issuable upon the exercise of stock options

(4) Includes 36,355 shares of common stock issuable upon the exercise of stock options and 266,277 shares owned by Blackwell
         Wissenschafts-Verlag GmbH, a wholly owned subsidiary of Blackwell Science.

(5) Includes 36,355 shares of common stock issuable to Blackwell Science upon the exercise of stock options, 1,755,695 shares of common stock owned by Blackwell Science and 266,277 shares owned by Blackwell Wissenschafts-Verlag GmbH. Mr. Conibear is Executive Director of Blackwell Science. Mr. Conibear disclaims beneficial ownership of all shares issuable to or owned, directly or indirectly, by Blackwell Science.

(6) Includes 1,941,035 shares issuable pursuant to a warrant issued to CIS Holdings, Inc., an indirect, wholly owned subsidiary of Columbia/HCA HealthCare Corporation and an affiliate of Columbia Information Systems, Inc., in connection with our marketing and reseller agreement with Columbia Information Systems.

(7) Includes 850,690 shares owned by Dr. Manuel, 337,110 shares held in trusts for which Dr. Manuel serves as trustee for the benefit of his children and grandchildren and 22,209 shares issuable to Dr. Manuel upon the exercise of stock options. Dr. Manuel disclaims beneficial ownership of the 337,110 shares held in trust for the benefit of his children and grandchildren.

(8) Includes 500,000 shares of common stock owned by Snap! LLC, a wholly owned subsidiary of NBC Internet, Inc. and 454,545 shares of our common stock owned by NBC Internet, Inc.

(9) Includes 79,320 shares of common stock issuable upon exercise of stock options.

(10) Includes 36,355 shares of common stock issuable upon exercise of stock options.

(11) Includes 142,113 shares of common stock issuable upon exercise of stock options.

(12) Includes 6,611 shares of common stock issuable upon exercise of stock options.

(13) Includes 67,670 shares of common stock issuable upon exercise of stock options.

(14)     Mr. Tabatabaie resigned from HealthGate in August 1999.

(15) Includes 13,220 shares of common stock issuable upon exercise of stock options and 2,000 shares owned by Mr. Fecher's spouse.

(16) Includes 629,386 shares of common stock issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In March 1998, we entered into an Electronic Journal Software Development and Management Agreement with Blackwell Science. Blackwell Science was the holder, together with Blackwell Wissenshafts-Verlag GmbH, a wholly owned subsidiary of Blackwell Science, of all of our issued and outstanding Series D preferred stock, which converted into 1,328,997 shares of common stock in January 2000. Jonathan Conibear, one of our directors, is an Executive Director of Blackwell Science. Pursuant to this agreement, we have agreed to develop and host a Web site for Blackwell Science's journals and other publications. We completed the development of this Web site in 1998. Blackwell Science has paid a total of $1,600,000 for the development and hosting of the Web site through December 1999. During 1999, 1998, and 1997, our revenue from Blackwell Science represented 24%, 44%, and 18% of our total revenue for those respective years. In September 1999, we entered into a new activePress Journal Hosting and Delivery Agreement with Blackwell Science pursuant to which the term of our services relating to hosting and maintaining Blackwell Science's Web site was extended through December 2001 and the scope of our services to be provided to Blackwell Science were expanded beginning January 1, 2000. Total fees payable to us during the extended term are expected to be in excess of $750,000 annually. In January 2000, Blackwell paid us $550,000 in connection with the development and hosting of the Web site. In April 1999, we paid Blackwell Science $68,000 as a referral fee for their assistance in adding several additional journals to our online libraries. In addition, pursuant to the terms of a Stock Purchase Agreement dated as of December 20, 1996 between HealthGate and Blackwell Science, in the event we attempt to expand into Europe or Asia, we have agreed to negotiate in good faith with Blackwell Science to determine in what manner Blackwell Science may serve as our primary strategic alliance partner in connection with such expansion.

    In September 1998, we received a $2,000,000 convertible bridge loan from Blackwell Science. The loan accrued interest at a rate of 12% per year. The principal amount of this loan was converted into 174,729 shares of Series E preferred stock in April 1999 concurrently with, and at the same per share price as, the private placement of Series E preferred stock to GE Capital Equity Investments. Upon conversion, all accrued and unpaid interest due on this loan was paid to Blackwell Science in cash.

    In April 1999, pursuant to the terms of a Stock Purchase Agreement, we issued and sold 546,028 shares of our Series E preferred stock to GE Capital Equity Investments for an aggregate consideration of $6,250,000 in cash.

    In June 1999, we entered into a development and distribution agreement with GE Medical Systems pursuant to which we will develop GE Medical Systems branded enhanced versions of our CHOICE Web site product. In connection with this agreement, we issued to General Electric a warrant for the purchase of up to 1,189,800 shares of our common stock. The warrant has a term of five years, is immediately exercisable, and has an exercise price of $3.46 per share. GE Capital Equity Investments, a principal stockholder of HealthGate, is a wholly owned indirect subsidiary of General Electric.

    On October 27, 1999, we issued and sold 96,505 shares of our common stock, pursuant to an option exercise, for an aggregate consideration of $81,565.50 in cash to Edson de Castro, one of our directors.

    In the fourth quarter of 1999, we rendered consulting services to GE Medical Systems relating to their development of a demonstration Web site for a total of $108,000.

    In October 1999, we entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. Under this agreement, Snap will provide various services to us to promote our name, our www.healthgate.com Web site, our CHOICE Web sites and the products and services we offer, and we will design, develop, and host a co-branded Snap/HealthGate Web site, which will provide the features and functionality of our www.healthgate.com Web site. In March 2000, Snap began featuring us as the anchor tenant areas within the Health Channel, which is part of Snap's Web site located at www.snap.com. In exchange for the services provided by Snap during the first year of the agreement, we have paid Snap a minimum fee of $10.0 million, plus a $250,000 production and content integration fee in cash and on November 3, 1999, issued 500,000 shares of HealthGate common stock to Snap. We have agreed to pay Snap minimum fees of $15.0 million in each of the second and third years of the agreement for the services provided to us by Snap in those years. We have also agreed to pay Snap up to an additional $5.0 million in the first year, $10.0 million in the second year, and $15.0 million in the third year of the agreement if Snap delivers more than certain minimum click-throughs threshold to the co-branded Snap/HealthGate Web site in the respective years. Snap and Xoom.com are both wholly owned by NBC Internet, which is owned partially by National Broadcasting Company, a subsidiary of General Electric.

    In January 2000, pursuant to the terms of a Stock Purchase Agreement, we issued and sold 340,909 shares of our common stock to GE Capital Equity Investments, at $11 per share in a private sale.

    In January 2000, pursuant to the terms of a Stock Purchase Agreement, we issued and sold 454,545 shares of our common stock to NBC Internet, at $11 per share in a private sale.

    In November 1999, we entered into a three-year development agreement with Columbia Information Systems. Under this agreement, we will design, develop, and maintain a health portal site for Columbia Information Systems and design, develop and maintain customized, co-branded CHOICE Web sites for up to 280 Columbia/HCA hospitals and affiliates. The agreement provides for an annual license fee of $3.5 million to be paid by Columbia Information Systems for all products and services that we provide under the agreement. The annual license fee is subject to prospective adjustment in certain events, including the delivery by us to fewer than 200 or more than 280 customized, co-branded CHOICE Web sites. However, if we deliver fewer than 200 or more than 280 customized, co-branded sites, the adjustment is limited to a minimum annual license fee of $2.5 million. In addition, we will share advertising and sponsorship revenues and certain e-commerce revenues. The agreement may be terminated without cause by Columbia Information Systems on June 1, 2001, upon payment of a $1 million termination fee to HealthGate. In 1999, Columbia Information Systems paid us a total of $875,000 under this agreement which represented 18% of our revenue for the year.

    In November 1999, we also entered into a separate three-year marketing and reseller agreement with Columbia Information Systems, under which Columbia Information Systems agreed to endorse us as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by Columbia/HCA hospitals and affiliates. The agreement provides us, among other things, the right to make a first offer to provide services for adding content to the Columbia Information Systems health portal site and any Web sites owned or operated by or affiliated with Columbia Information Systems or Columbia/HCA. We also have the exclusive right to host on the Internet content provided to us by healthcare providers owned, controlled or operated by any entity owned or controlled by Columbia/HCA Healthcare Corporation. In addition, Columbia Information Systems may, for a commission, market and sell our CHOICE Web site product to entities unaffiliated with Columbia/HCA, subject to our approval. In connection with this agreement, we have issued to CIS Holdings, Inc., an indirect, wholly owned subsidiary of Columbia/HCA HealthCare Corporation and an affiliate of Columbia Information Systems, a warrant for the purchase of up to 1,941,035 shares of our common stock. The warrant has a term of three years, an exercise price of $11 per share and became exercisable in January 2000 upon our initial public offering.

    In January 2000, HealthGate completed an initial public offering of its common stock. In conjunction with this initial public offering, all outstanding shares of redeemable convertible stock converted into 7,530,556 shares of common stock. Upon the conversion of Series E preferred stock, we paid a total of $465,000 in cash for accrued dividends on Series E preferred stock. The Series E dividend amount included payments of $116,000 to Blackwell Science Ltd. and $349,000 to GE Capital Equity Investments Inc., both of which are principal stockholders of HealthGate.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEALTHGATE DATA CORP.


Dated:  April 27, 2000                       By:  /s/ William S. Reece
                                                 -------------------------------
                                                  William S. Reece
                                                  Chief Executive Officer

Dated:  April 27, 2000                       By:  /s/ Mary B. Miller
                                                 -------------------------------
                                                  Mary B. Miller
                                                  Chief Financial Officer