Form 10-Q
period 2000-03-31
HEALTHGATE DATA CORP
filed 2000-05-12
CIK 1081630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                    Yes _X_   No ___

     The number of shares outstanding of the registrant's common stock as of April 30, 2000 was 17,835,263.

                              HEALTHGATE DATA CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheet at March 31, 2000
                  (unaudited) and December 31, 1999 ......................................................    3

                  Condensed Consolidated Statement of Operations for the three months
                  ended March 31, 2000 and 1999 (unaudited)...............................................    4

                  Condensed Consolidated Statement of Cash Flows for the three months
                  ended March 31, 2000 and 1999 (unaudited) ..............................................    5

                  Notes to Condensed Consolidated Financial Statements....................................    6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..................................................................    10

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..............................    22

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................    22
Item 2.           Changes in Securities and Use of Proceeds...............................................    23
Item 3.           Defaults Upon Senior Securities ........................................................   N/A
Item 4.           Submission of Matters to a Vote of Security Holders ....................................   N/A
Item 5.           Other Information ......................................................................   N/A
Item 6.           Exhibits and Reports on Form 8-K........................................................    24

Signatures        ........................................................................................    25

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              HEALTHGATE DATA CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                       March 31, 2000       December 31, 1999
                                                                                       --------------       -----------------
ASSETS                                                                                   (unaudited)
Current assets:
   Cash and cash equivalents                                                            $    833,526           $    578,560
   Marketable securities                                                                  28,297,236                   --
   Accounts receivable, including receivables
    from related parties of $17,650 and $49,125 at March 31, 2000 and December 31, 1999, respectively, and net of allowance for doubtful accounts of $69,145 and $50,000 at March 31, 2000
    and December 31, 1999, respectively                                                    1,208,190                705,578
   Unbilled accounts receivable                                                               12,394                 35,825
   Prepaid advertising                                                                    12,974,058              4,500,000
   Prepaid expenses and other current assets                                               1,084,839                318,514
                                                                                        ------------           ------------
    Total current assets                                                                  44,410,243              6,138,477
  Long-term investments                                                                    3,487,219                   --
  Fixed assets, net                                                                        1,490,648              1,302,368
  Marketing and distribution rights, net                                                  14,383,000             17,535,000
  Deferred offering costs                                                                         --              2,055,491
  Other assets                                                                               485,586                131,586
                                                                                        ------------           ------------
    Total assets                                                                        $ 64,256,696           $ 27,162,922
                                                                                        ============           ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of capital lease obligation                                           $    450,101           $    442,668
  Accounts payable                                                                         1,574,234              3,060,189
  Customer deposits                                                                          285,408                558,066
  Accrued payroll and other expenses                                                       2,707,143              2,050,070
  Deferred revenue                                                                         5,293,246              1,667,565
                                                                                        ------------           ------------
    Total current liabilities                                                             10,310,132              7,778,558
Long-term portion of capital lease obligation                                                401,479                439,743
Long-term note payable                                                                          --                1,517,295
                                                                                        ------------           ------------
    Total liabilities                                                                     10,711,611              9,735,596
                                                                                        ------------           ------------
Redeemable convertible preferred stock                                                          --               15,626,726
                                                                                        ------------           ------------
Common stock and other stockholders' equity:
  Common stock, $.01 par value;
   Authorized:  100,000,000 shares
   Issued and outstanding:  17,834,602 and 5,219,251 shares
   at March 31, 2000 and December 31, 1999, respectively                                     178,346                 52,192
  Additional paid-in capital                                                              99,531,613             38,681,954
  Accumulated deficit                                                                    (45,392,366)           (35,930,662)
  Deferred compensation                                                                     (772,508)            (1,002,884)
                                                                                        ------------           ------------
    Total common stock and other stockholders' equity                                     53,545,085              1,800,600
                                                                                        ------------           ------------
Commitments and contingencies (Note 6)
    Total liabilities, redeemable convertible
     preferred stock and common stock and other
     stockholders' equity                                                               $ 64,256,696           $ 27,162,922
                                                                                        ============           ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              HEALTHGATE DATA CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       2000                   1999
                                                                                   ------------           ------------
Revenue, including revenue from related parties of
  $198,700 and $218,151 in 2000 and 1999, respectively                             $  2,533,266           $    532,805
Costs and expenses:
  Cost of revenue                                                                     1,103,520                362,844
  Research and development (excluding stock based
   compensation of $13,906 and $69,114 in 2000 and in 1999, respectively)             1,601,664                752,460
  Sales and marketing (excluding stock based
   compensation of $26,609 and $24,753 in 2000 and in 1999, respectively)             3,640,716                552,416
  General and administrative (excluding stock based
   compensation of $67,441 and $29,092 in 2000 and in 1999, respectively)               761,412                286,273
  Marketing and distribution rights amortization                                      4,395,000                   --
  Stock based compensation                                                              107,956                122,959
                                                                                   ------------           ------------
   Total costs and expenses                                                          11,610,268              2,076,952
                                                                                   ------------           ------------

  Loss from operations                                                               (9,077,002)            (1,544,147)

Unamortized debt discount write off                                                    (475,821)                  --
Interest and other income (expense), net                                                197,306               (158,046)
                                                                                   ------------           ------------
   Net loss                                                                          (9,355,517)            (1,702,193)
Preferred stock dividends and accretion of preferred stock
  to redemption value                                                                  (106,186)              (148,707)
                                                                                   ------------           ------------
   Net loss attributable to common stockholders                                    $ (9,461,703)          $ (1,850,900)
                                                                                   ============           ============
Basic and diluted net loss per share attributable to
  common stockholders                                                              $      (0.71)          $      (0.41)
Shares used in computing basic and diluted net loss per
  share attributable to common stockholders                                          13,379,066              4,548,553

Unaudited proforma basic and diluted net loss per share                            $      (0.59)          $      (0.18)
Shares used in computing unaudited proforma basic and diluted
  net loss per share                                                                 15,944,421              9,220,753


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              HEALTHGATE DATA CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            2000                   1999
                                                                       -------------          -------------
Cash flows from operating activities:
  Net loss                                                             $ (9,355,517)          $ (1,702,193)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                          5,077,252                129,193
   Stock based compensation                                                 107,956                122,959
   Unamortized debt discount write off                                      475,821                   --
   Revenue associated with equity instruments                              (451,658)                  --
   Other (net)                                                               25,961                   --
   Changes in assets and liabilities:
    Accounts receivable                                                    (521,758)              (253,448)
    Unbilled accounts receivable                                             23,431                 (6,041)
    Prepaid advertising                                                  (8,974,058)                  --
    Prepaid expenses and other current assets                              (766,325)               (92,493)
    Deferred offering costs                                               2,055,491                   --
    Other assets                                                           (354,000)              (128,538)
    Accounts payable                                                     (1,485,955)               617,363
    Customer deposits                                                      (272,658)                  --
    Accrued payroll and other expenses                                      657,073                139,840
    Deferred revenue                                                        590,120                575,346
                                                                       ------------           ------------
     Net cash used in operating activities                              (13,168,824)              (598,012)
                                                                       ------------           ------------

Cash flows from investing activities:
  Purchases of marketable securities                                    (28,574,283)                  --
  Proceeds from sales and maturities of marketable securities               277,047                   --
  Purchases of fixed assets                                                (272,717)              (197,358)
                                                                       ------------           ------------
        Net cash used in investing activities                           (28,569,953)              (197,358)
                                                                       ------------           ------------

Cash flows from financing activities:
  Payments of capital lease obligations                                    (118,503)               (63,792)
  Payment of long-term note payable                                      (2,000,000)                  --
  Payment of Series E preferred stock dividends                            (465,358)                  --
  Proceeds from issuance of preferred and common stock,
    net of issuance costs                                                44,577,604                     55
                                                                       ------------           ------------
    Net cash provided by (used in) financing activities                  41,993,743                (63,737)
                                                                       ------------           ------------

Net increase (decrease) in cash and cash equivalents                        254,966               (859,107)
Cash and cash equivalents, beginning of period                              578,560                960,831
                                                                       ------------           ------------
Cash and cash equivalents, end of period                               $    833,526           $    101,724
                                                                       ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $     59,000           $    136,000

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

     HealthGate entered into capital leases for certain computer equipment totaling approximately $88,000 and $135,000 during the three months ended March 31, 2000 and 1999, respectively.

     On January 1, 2000, the exercise price of a warrant issued to General Electric Company was adjusted from $9.49 to $3.46 per share pursuant to the terms of the warrant. As a result, the fair value of the warrant increased by $1,243,000, which was recorded as marketing and distribution rights.

                              HEALTHGATE DATA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     HealthGate Data Corp. ("HealthGate") is an Internet provider of e-Health solutions to hospitals, institutions, businesses, publishers and individuals featuring reliable, objective, comprehensive and up-to-date healthcare content and technology. HealthGate's business-to-business solutions help physicians and other healthcare professionals, patients and health-conscious consumers make better-informed healthcare decisions. HealthGate was incorporated in the State of Delaware on February 8, 1994.

     The accompanying unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements included in HealthGate's Form 10-K for the year ended December 31, 1999. However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal years or any future period. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. INITIAL PUBLIC OFFERING AND USE OF PROCEEDS

     In January 2000, HealthGate completed an initial public offering of its common stock and a concurrent private placement, both at $11.00 per share. HealthGate sold 3,750,000 shares of common stock in the initial public offering, and 795,454 shares of common stock in the private placement, for aggregate net proceeds of approximately $44.5 million (after deducting the underwriting commissions and the offering expenses). In connection with the initial public offering, all outstanding shares of redeemable convertible preferred stock converted into 7,530,556 shares of common stock.

     In February 2000, HealthGate repaid a $2,000,000 long-term note payable with a portion of the net offering proceeds, and wrote off the remaining unamortized debt discount of approximately $476,000. Following conversion of the outstanding preferred stock, HealthGate paid cash for accrued dividends on Series E preferred stock totaling $465,000. In addition, HealthGate used a portion of the net offering proceeds to pay first year fees of $10.3 million under its agreement with Snap (Note 6).

3. ACTUAL AND UNAUDITED PROFORMA NET LOSS PER SHARE

     Net loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options and warrants are anti-dilutive for all periods presented. Unaudited proforma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding preferred stock into common stock, as if the shares had converted immediately upon their issuance.

4. REVENUE RECOGNITION

     HealthGate derives revenue primarily from (1) Web site development and hosting arrangements, including CHOICE Web sites and activePress services, (2) content syndication arrangements, (3) advertising and sponsorships, and (4) user subscription and transaction based fees. Revenue from Web site development and hosting arrangements and content syndication arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees are recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement. For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is recorded as expense upon signing the agreement. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller, and the Web site has been delivered. Revenue is not recognized in any circumstances unless collectability is deemed probable.

     Advertising revenue is derived principally from short-term advertising contracts, in which HealthGate typically guarantees a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising revenue is recognized in the period in which the advertisement is displayed, at the lesser of the ratio of impressions delivered over total guaranteed impressions or a straight-line basis over the term of the contract, provided that no significant HealthGate obligations remain. To the extent that minimum guaranteed impressions are not met, HealthGate defers recognition of the corresponding revenue until the guaranteed impressions are delivered. Sponsorship revenue is recognized ratably over the terms of the applicable agreements, which generally range from one month to three years. Revenue from user subscriptions is recognized ratably over the subscription period, and revenue from transaction-based fees is recognized when the service is provided.

     For multi-element service arrangements, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period. However, for arrangements with multiple service periods with escalating fees, fees for each service period are recognized ratably over that period. For arrangements under which HealthGate receives equity instruments in exchange for services, HealthGate determines the value of the arrangement based on the fair value of the equity received or the services provided, whichever is more readily determinable.

5. LONG-TERM INVESTMENTS

     In connection with an e-commerce/sponsorship agreement, HealthGate received 996,348 shares of Series H preferred stock in Medical Self Care, Inc. (SelfCare), a privately held provider of health related products and services. These shares had a value of approximately $3,487,000 when received, and resulted in an ownership percentage of approximately 5%. HealthGate has recorded these shares at cost, subject to periodic reviews for impairment.

6. COMMITMENTS AND CONTINGENCIES

     HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of March 31, 2000 totaled approximately $2,844,000, which includes $604,000 for a content development and distribution agreement with the New England Journal of Medicine.

     In July 1999, HealthGate received a letter alleging that HealthGate's Web site induces users to infringe a patent held by a company (the "Holder"). In lieu of pursuing a patent infringement claim against HealthGate, the Holder offered to provide HealthGate with a license for unlimited use of the patent for a one-time payment of between $50,000 and $150,000. HealthGate is currently investigating this matter. At this time, HealthGate is unable to predict its outcome.

     In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. Under this agreement, Snap will provide various services to promote HealthGate's name, its www.healthgate.com Web site, its co-branded CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by Snap, in November 1999 HealthGate issued 500,000 shares of its common stock to Snap, and in February 2000 HealthGate paid Snap the minimum first year cash fees of $10.0 million plus a $250,000 production and content integration fee. HealthGate has also agreed to pay Snap a minimum $15.0 million in each of the following two years. HealthGate has also agreed to pay Snap up to an additional $5.0 million in the first year, $10.0 million in the second year, and $15.0 million in the third year of the agreement if Snap delivers more than a minimum number of click-throughs to the co-branded Snap/HealthGate Web site in the respective years. Either Snap or HealthGate may terminate this agreement if the other party commits a material breach. If Snap terminates the agreement based on material breach by HealthGate, including non-payment, insolvency, or failure to deliver or timely update content, HealthGate has agreed to continue to pay Snap 55% of all fees payable under the remaining term of the agreement. During the quarter ended March 31, 2000, HealthGate recognized expense of $1,776,000 related to this agreement, which includes $500,000 of non-cash charges related to the shares issued.

     Snap and Xoom.com are both wholly-owned by NBC Internet, Inc., which is owned partially by National Broadcasting Company, a subsidiary of General Electric Company. General Electric Company is a principal stockholder of HealthGate.

7. RELATED PARTY TRANSACTIONS

     On January 1, 2000, the exercise price of a warrant issued to General Electric Company for the purchase of 1,189,800 shares of HealthGate common stock was adjusted from $9.49 to $3.46 per share. As a result of the exercise price adjustment, the fair value of the warrant increased by $1,243,000. This increase was calculated using the Black-Scholes option pricing model, based on an assumed common stock fair value per share of $9.00, 100% volatility, a term of 4.5 years and an interest rate of 5.94%. This incremental value was recorded as marketing and distribution rights, and will be amortized over the remaining term of the related development and distribution agreement. During the three months ended March 31, 2000, HealthGate recorded non-cash amortization expense of $3,270,000 related to this warrant.

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS

No. 133). The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. HealthGate does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. HealthGate does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

     In March 2000, the Emerging Issues Task Force reached a final consensus on Issue No. 00-02, "Accounting for Web Site Development Costs" (EITF 00-02), which addresses how an entity should account for costs incurred to develop a web site. In their final consensus, the Task Force concluded that the costs incurred during the planning stage should be expensed; the costs incurred for activities during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. With respect to graphics costs, the Task Force concluded the costs incurred to create the initial graphics for the web site would be capitalized and that any subsequent updates would be expensed as incurred, unless the updates added additional functionality. EITF 00-02 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process as of the beginning of the quarter). HealthGate is currently assessing the impact of EITF 00-02 on its financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward looking statements reflect management's current expectations, are based on many assumptions and are subject to certain risks and uncertainties. Factors that might cause or contribute to such differences are described further below and in the periodic reports and registration statements we file from time to time with the Securities and Exchange Commission, including HealthGate's most recent Form 10-K and most recent registration statement on Form S-1. You are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this report on Form 10-Q. We do not intend to update or publicly release any revisions to the forward-looking statements.

OVERVIEW

     HealthGate is an Internet provider of e-Health solutions to hospitals, institutions, businesses, publishers, and individuals featuring reliable, objective, comprehensive and up-to-date healthcare information content. Our solutions help physicians and other healthcare professionals, patients and health-conscious consumers make better-informed healthcare decisions.

     We distribute our content through a network of proprietary and affiliated Web sites that comprise the HealthGate Network. The HealthGate Network includes
(1) customized, co-branded CHOICE Web sites for institutions, principally hospitals and businesses, which carry both HealthGate's and an enterprise client's name, are designed as a seamless component of an enterprise client's Web site and, for certain institutions and businesses, complement the healthcare information, products and services they already offer or sell through their own Web sites; (2) our own Web sites, www.healthgate.com in the United States and www.healthgate.co.uk in the United Kingdom; and (3) other third party co-branded Web sites to which we provide our proprietary and licensed content. We commercially introduced our CHOICE Web site product in early 1999 and as of March 31, 2000 had delivered 140 CHOICE Web sites to hospitals and other enterprise clients, which includes 75 CHOICE Web sites delivered to Columbia/ HCA hospitals.

     Our business model is still in an emerging stage, and revenue and income potential from our business is unproven. Our limited operating history makes an evaluation of our business and our prospects difficult. Investors should not use our past results as a basis to predict future performance. We have incurred net losses since inception and had an accumulated deficit of approximately $45.4 million as of March 31, 2000. We intend to significantly increase our sales and marketing efforts and expenditures. We also intend to continue to invest in content development and licensing and advertising and brand promotion. As a result, we expect to incur additional losses for the foreseeable future, and we cannot assure investors that we will ever achieve significant revenue or profitability or, if either significant revenue or profitability is achieved, that we will be able to sustain them.

NON-CASH EXPENSES

     We recorded deferred compensation of $2,307,000 in the three months ended March 31, 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically three years. Of the total deferred compensation amount, $108,000 and $123,000 was amortized during the quarters ended March 31, 2000 and 1999, respectively, which was recorded as stock based compensation. We currently expect to amortize the remaining amounts of deferred compensation at March 31, 2000 as follows:

                      April 1, 2000 - December 31, 2000........................    $309,000
                      January 1, 2001 - December 31, 2001......................    $412,000
                      January 1, 2002 - June 30, 2002..........................    $ 52,000

     On January 1, 2000, the exercise price of a warrant issued to General Electric Company was adjusted from $9.49 to $3.46 per share, pursuant to the terms of the warrant. As a result of this exercise price adjustment, the fair value of the warrant increased by $1,243,000. This incremental value was recorded as marketing and distribution rights, and will be amortized over the remaining term of the related development and distribution agreement. During the three months ended March 31, 2000, we recorded amortization expense of $3,270,000 related to this warrant.

     During the three months ended March 31, 2000, we also recorded amortization expense of $1,125,000 related to a warrant for the purchase of 1,941,035 shares of our common stock, which was issued to Columbia Information Systems Inc. (a subsidiary of Columbia/HCA Healthcare Corporation) in 1999 in connection with a marketing and reseller agreement.

     In November 1999 we issued 500,000 shares of our common stock to Snap as partial payment for first year fees under a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The value of these shares was $4.5 million at the time of issuance, which was recorded as prepaid advertising. The value of these shares will be amortized as a sales and marketing expense on a straight-line basis over the first year of the related agreement. In exchange for the services provided to us by Snap, in November 1999 we issued 500,000 shares of its common stock to Snap, and in February 2000 we paid Snap the minimum first year fees of $10.0 million plus a $250,000 production and content integration fee. We have agreed to pay Snap minimum fees of $15,000,000 in cash in each of the second and third years of the agreement for services provided to us by Snap in those years. We have also agreed to pay Snap up to an additional $5,000,000 in the first year, $10,000,000 in the second year, and $15,000,000 in the third year of the agreement if Snap delivers more than certain minimum click-throughs to the co-branded Snap/HealthGate Web site in the respective years. Either Snap or we may terminate this agreement if the other party commits a material breach. If Snap terminates the agreement based on material breach by us, including, non-payment, insolvency, or failure to deliver or timely update content, we have agreed to continue to pay Snap 55% of all fees payable by us under the remaining term of the agreement. During the three months ended March 31, 2000, we recorded expense totaling $1,776,000 related to this agreement, which includes $500,000 of non-cash amortization charges related to the stock issued.

RESULTS OF OPERATIONS

     In 1999 and the three months ended March 31, 2000, we experienced growth in our business and introduced new services. Therefore, while comparisons are drawn below, in many instances meaningful conclusions cannot be drawn from them.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 WITH THE THREE MONTHS ENDED MARCH 31, 1999

Revenue

     Total revenue was $2,533,000 for the three months ended March 31, 2000 compared to $533,000 for the three months ended March 31, 1999, an increase of $2,000,000 or 375%. Services revenue for the three months ended March 31, 2000 increased to $1,582,000 from $387,000 for the three months ended March 31, 1999, due primarily to an increase in the revenue derived from CHOICE Web site development, implementation and hosting, including revenue of $875,000 in 2000 related to our arrangement with Columbia Information Systems. Advertising, sponsorship and e-commerce revenue increased to $951,000 in three months ended March 31, 2000 from $146,000 in the three months ended March 31, 1999. This increase was due primarily to sponsorship revenue of $628,000 in 2000, which includes $581,000 related to our arrangement with Self Care. This increase was also due to an increase in advertising revenue to $273,000 in three months ended March 31, 2000 from $43,000 in the three months ended March 31, 1999. In the three months ended March 31, 2000, three customers represented 66% of total revenue, Columbia Information Systems (35%), SelfCare (23%), and Blackwell Science (8%). In the three months ended March 31, 1999, three customers represented 60% of total revenue, Blackwell Science (36%), Data General (13%), and WebMD (11%).

Costs and Expenses

     Cost of Revenue. Cost of revenue consists primarily of costs involved with providing our Web services, royalties associated with licensed content, and related equipment and software costs. Cost of revenue increased to $1,104,000 in the three months ended March 31, 2000 from $363,000 in the three months ended March 31, 1999, due primarily to higher royalty expenses for licensed content and depreciation on new equipment purchases. We expect that these expenses will continue to increase in absolute dollars for the foreseeable future as we continue to make additional investments in content development and licensing and new equipment.

     Research and Development. Research and development expenses consist primarily of salaries and related costs associated with the development and support of our Web-based service offerings. Research and development expenses increased to $1,602,000 in the three months ended March 31, 2000 from $752,000 in the three months ended March 31, 1999, due primarily to salaries and related costs from the addition of technical and development personnel and consultants. We expect that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we hire additional personnel and increase expenditures to support our Web-based service offerings.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses increased to $3,641,000 in the three months ended March 31, 2000 from $552,000 in the three months ended March 31, 1999. This increase was primarily due to expenses associated with the Snap agreement of $1,776,000 in 2000, which includes $500,000 of non-cash amortization charges associated with the shares of our common stock issued to Snap. This increase was also due to higher salaries and related costs associated with newly hired sales and marketing personnel. We expect that our sales and marketing expenses will continue to increase in absolute dollars as we hire additional sales and marketing personnel and increase expenditures for advertising, brand promotion, public relations, and other marketing activities.

     General and Administrative. General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses increased to $761,000 in the three months ended March 31, 2000 from $286,000 in the three months ended March 31, 1999. This increase was due primarily to salaries and related costs for newly hired administrative personnel, higher salaries and related costs for existing personnel, increased professional service fees, and costs associated with being a public company. We expect that we will incur increased general and administrative expenses as we continue to hire additional personnel and incur incremental costs related to the growth of the business, including additional costs associated with public company obligations.

     Marketing and Distribution Rights Amortization. During the three months ended March 31, 2000, non-cash amortization expense of $4,395,000 was recorded in connection with the warrants issued to General Electric Company and Columbia Information Systems in 1999. These warrants were not outstanding in the first quarter of 1999.

     Stock Based Compensation. During the three months ended March 31, 2000 and 1999, we recorded stock based compensation expense totaling $108,000 and $123,000, respectively. The remaining deferred compensation balance at March 31, 2000 is being amortized over the vesting period of the individual options. See further discussion under "Non-Cash Expenses," above.

Unamortized Debt Discount Write Off

     In February 2000, HealthGate repaid its $2,000,000 long-term note payable, and wrote off the remaining unamortized debt discount of approximately $476,000.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net includes interest income of $265,000 and $4,000 and interest expense of $68,000 and $162,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in interest income was primarily due to interest earned on investments made with the net proceeds from our January 2000 initial public offering and concurrent private placement. The decrease in interest expense was due primarily to the repayment in February 2000 and the conversion in April 1999 of a note payable with a related party. Interest expense for the three months ended March 31, 1999 also included debt discount and issuance cost amortization totaling $24,000 related to the long-term note payable.

Income Taxes

     HealthGate has incurred significant losses for all periods from inception through March 31, 2000. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to HealthGate's lack of earnings history.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception and prior to our January 2000 initial public offering and concurrent private sale, we have financed our operations primarily by the private placement of debt and equity securities. In January 2000, we completed the initial public offering of our common stock and a concurrent private placement and realized net proceeds of approximately $44.5 million. In January 2000 in connection with our initial public offering, the Series E preferred stock was converted into 2,858,522 shares of common stock. A portion of our net proceeds was used to repay a $2,000,000 long-term note payable, which was secured by substantially all of our tangible and intangible assets. In addition, following conversion of the outstanding preferred stock, HealthGate paid cash for accrued dividends on Series E preferred stock totaling $465,000. We have generally financed computer and related hardware needs through equipment lease financing arrangements. We entered into capital leases for computer equipment totaling $88,000 and $135,000 during the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000, we had approximately $834,000 of cash and cash equivalents and $28,297,000 in marketable securities.

     For the three months ended March 31, 2000, the cash used in operations was $13,169,000. Cash used during this period was primarily due to the net loss of $9,356,000, offset partially by depreciation and amortization of $5,077,000, non-cash stock-based compensation expense of $108,000, revenue associated with equity instruments of $452,000, write off of unamortized debt discount of $476,000 related to the repayment of a long-term note payable, an increase of $522,000 in accounts receivable, a decrease of $23,000 in unbilled accounts receivable, an increase of $8,974,000 in prepaid advertising, an increase of $766,000 in prepaid expenses and other current assets, a decrease of $2,055,000 in deferred offering costs related to our initial public offering, an increase of $354,000 in other assets, a decrease of $1,486,000 in accounts payable, a decrease of $273,000 in customer deposits for CHOICE Web sites, an increase of $657,000 in accrued payroll and accrued expenses and an increase of $590,000 in deferred revenue.

     For the three months ended March 31, 1999, the cash used in operations was $598,000. Cash used during this period was primarily due to the net loss of $1,702,193, offset partially by depreciation and amortization of $129,000, non-cash stock based compensation expense of $123,000, an increase of $253,000 in accounts receivable, an increase of $92,000 in prepaid expenses and other current assets, an increase in other assets of $129,000, an increase of $617,000 in accounts payable, an increase of $140,000 in accrued payroll and other expenses and an increase of $575,000 in deferred revenue. Increases in operating assets and liabilities were primarily due to the growth of business and operations during the first quarters of 2000 and 1999.

     Cash used for investing activities consisted primarily of marketable securities purchases of $28,574,000 in the three months ended March 31, 2000, proceeds from sales and maturities of marketable securities of $277,000 in the three months ended March 31, 2000 and property and equipment purchases of $273,000 and $197,000 in the three months ended March 31, 2000 and 1999, respectively. During three months ended March 31, 2000 and 1999, we also entered into capital leases for computer equipment totaling $88,000 and $135,000, respectively.

     At March 31, 2000, we had outstanding commitments under capital leases of $1,036,000 and under operating leases for equipment and office space of $4,847,000. In addition, future minimum payments under content license agreements totaled $2,844,000 at March 31, 2000. We expect our commitments under content licensing to increase as we expand our content libraries.

     In October 1999, we entered into a three-year strategic alliance agreement with Snap LLC and Xoom.com Inc. In connection with this agreement, in November 1999 we issued 500,000 shares of our common stock to Snap, and in February 2000 we paid cash of $10.3 million related to the first year fees due under the arrangement. We have agreed to pay Snap minimum fees of $15.0 million in each of the second and third years of the agreement for the services provided to us by Snap in those years. We have also agreed to pay Snap up to an additional $5.0 million in the first year, $10.0 million in the second year and $15.0 million in the third year of the agreement if Snap delivers more than certain minimum click-throughs to the co-branded Snap/HealthGate Web site in the respective years. See further discussion under "Non-Cash Expenses," above.

     Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new application and service offerings and competing technological and market developments. We currently anticipate that the net proceeds from our initial public offering and concurrent private placement, together with our other available cash resources, will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. However, we may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, or at all.

YEAR 2000 COMPLIANCE READINESS DISCLOSURE

     In late 1999, we completed our planning and testing of systems to become Year 2000 ready. We have not experienced any significant disruptions in critical information technology and non-information technology systems or any significant Year 2000 related problems. To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues, planning or testing. We presently do not anticipate that future expenditures will be material. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our products and systems and those of our suppliers and vendors throughout the Year 2000 for any latent Year 2000 matters that may arise.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133 to have a material effect on our financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

     In March 2000, the Emerging Issues Task Force reached a final consensus on Issue No. 00-02, "Accounting for Web Site Development Costs" (EITF 00-02), which addresses how an entity should account for costs incurred to develop a web site. In their final consensus, the Task Force concluded that the costs incurred during the planning stage should be expensed; the costs incurred for activities during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. With respect to graphics costs, the Task Force concluded the costs incurred to create the initial graphics for the web site would be capitalized and that any subsequent updates would be expensed as incurred, unless the updates added additional functionality.

EITF 00-02 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process as of the beginning of the quarter). We are currently assessing the impact of EITF 00-02 on our financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS

     HealthGate operates in a highly competitive and rapidly evolving Internet industry. The risks and uncertainties described below are some of those that we currently believe may affect our company.

     Our quarterly operating results may fluctuate significantly, which may affect the market price of our common stock in a manner unrelated to our long-term performance. We expect our quarterly revenue, expenses and operating results to fluctuate significantly in the future, which could affect the market price of our common stock in a manner unrelated to our long-term operating performance. Quarterly fluctuations could result from a number of factors, including:

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

     Our business prospects will suffer if we are not able to successfully build recognition for the HealthGate brand. We believe that increasing awareness of the HealthGate brand is important to our ability to attract additional users, customers, advertisers, sponsors and strategic partners. We believe the importance of brand recognition will increase in the future as the number of Web sites providing healthcare information products and services increases. We plan to allocate significant resources to develop and build brand recognition by expanding the reach of the HealthGate Network, primarily through increasing the number of CHOICE Web sites, promoting these CHOICE Web sites and our own Web sites and through our alliance with Snap and Xoom.com. However, we cannot assure you that our efforts to build brand awareness will be successful.

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

     Many of our competitors enjoy significant competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services, longer operating histories, greater brand recognition, and larger customer bases.

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

     The success of our business will depend on our ability to sell a substantial number of co-branded CHOICE Web sites. A key element of our strategy is to expand the HealthGate Network by establishing co-branded CHOICE Web sites. We commercially introduced our CHOICE Web site product in early 1999 and as of March 31, 2000 had delivered 140 CHOICE Web sites to enterprise clients, including 75 to Columbia Information Systems. We cannot guarantee that we will be successful in selling advertising or sponsorship on these or additional sites in the future.

     Our CHOICE product is relatively new and unproven and we cannot assure you that we will be able to sell additional CHOICE products without lowering the price of the product. Our CHOICE product is an important part of our business model and if we are unable to sell a substantial number of CHOICE Web sites, our business prospects, results of operations and the market price of our common stock could be materially adversely affected.

     Our business is expanding rapidly and our business prospects may suffer if we are not able to effectively manage the growth of our operations and successfully attract and retain key personnel. Since we began our business in 1994, we have significantly expanded our operations over a short period of time. We have grown from three employees at the end of 1994 to 88 full-time employees as of March 31, 2000, and we expect to add a significant number of additional personnel in the near future. Several members of our senior management joined us in 1999, including Mary B. Miller, our Chief Financial Officer, and Richard J. Fecher, our Vice President of Sales. We believe the successful integration of our senior management will be critical to our ability to effectively manage our growth. Our rapid growth has placed a substantial strain on our management, operational and financial resources and systems. Our future success will depend in large part on our ability to implement, improve and effectively utilize our operational, management, marketing and financial resources and systems and train and manage our employees. We cannot guarantee that our management team will be able to effectively manage the growth of our operations or that our systems, procedures and controls will be adequate to support our expanding operations.

     Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, editorial, marketing and customer service personnel. Competition for highly skilled personnel is intense. In particular, skilled technical employees are highly sought after in the Boston area, and we cannot guarantee that we will be able to attract or retain these employees.

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

     The success of our business will depend on our ability to sell advertising on the HealthGate Network. We derived approximately 36% of our revenue in the quarter ended March 31, 2000 from the sale of general and targeted banner advertising and sponsorships of discrete topic areas on the HealthGate Network. Under our sponsorship arrangements, a sponsor's name or a message selected by the sponsor is included on each page of the topic area together with a click-through link to the sponsor's Web site.

     Our future success depends on our ability to generate and increase revenue from advertising and sponsorship, which will depend on a number of factors, including:

     -    the development of the Internet as an advertising medium;

     - the amount of traffic on the HealthGate Network and the number of registered and unique users of our content; and

     - our ability to achieve and demonstrate registered and unique user demographic characteristics that are attractive to sponsors and advertisers.

     The performance of our Web sites and computer systems is critical to our business and our business will suffer if we experience system failures. The performance of our Web sites and computer systems is critical to our reputation and ability to attract and retain users, customers, advertisers and subscribers. We provide products and services based on sophisticated computer and telecommunications software and systems, which often experience development delays and may contain undetected errors or failures when introduced into our existing systems. Although we have only experienced one minor unscheduled service interruption of approximately four hours since the beginning of 1998, we cannot guarantee that we will not experience more significant service interruptions in the future. We are also dependent upon Web browsers and Internet service providers to provide Internet users access to our Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. We also depend on certain information providers to deliver information and data feeds to us on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of our content or an increase in response time on our Web sites could cause us to lose potential or existing users, customers, advertisers or subscribers and could result in damage to our reputation and brand name or a decline in our stock price.

     In March 1999, we entered into an Internet Data Center Services Agreement with Exodus Communications, Inc. to house all of our central computer facility servers at Exodus's Internet Data Center in Waltham, Massachusetts. We do not presently maintain fully redundant systems at separate locations, so our operations depend on Exodus's ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers, Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. We have also developed a disaster recovery plan to respond to system failures. We cannot guarantee that our disaster recovery plan is capable of being implemented successfully. We cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of any system failure.

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

     We depend on our content providers, as the success of our business depends on our ability to provide a comprehensive library of healthcare information. With the exception of our Healthy Living series of Webzines, we license all of our content from third parties. With a few exceptions, these licenses are generally non-exclusive, have an initial term of one year and are renewable. In addition, a significant number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. We cannot guarantee that we will be able to continue to license our present content or sufficient additional content to provide a diverse and comprehensive library. In the future, we may not be able to license content at reasonable cost. In addition, one or more of our publishers or other content providers may grant one of our competitors an exclusive arrangement with respect to a significant database or periodical, or elect to compete directly against us by making its content exclusively available through its own Web site. Presently, we believe it would be difficult to replace the New England Journal of Medicine and the journals made available by Blackwell Science with other journals of the same reputation. These sources are committed to us through April 2001 and December 2001, respectively, but if either of them chooses not to renew the agreements they have with us, our business could be adversely affected because the quality of our content is important in attracting online users, advertisers and CHOICE customers.

     The majority of our revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect our business. Historically, we have generated a substantial portion of our revenue from a few customers. For the quarter ended March 31, 2000, three customers, Columbia Information Systems (one of our warrant holders), SelfCare, and Blackwell Science (also a stockholder), accounted for 35%, 23%, and 8%, respectively, of our total revenue. We expect to continue to generate a substantial portion of our revenue in the near future from these customers and the loss of any of them could adversely affect our business.

     Our business may be adversely affected if we are not able to effectively protect our intellectual property rights. We regard our trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to our business, and we rely upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, strategic partners and others to protect our rights in this property. We have registered our "HealthGate," "HealthGate Data," "CHOICE," "MedGate," "ReADER" and our HealthGate logo trademarks in the U.S. and we have pending a U.S. application for our "activePress" trademark. Effective trademark, copyright and trade secret protection may not be available in every country in which our products and services are distributed or made available through the Internet. Therefore, we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate's proprietary rights to the same extent, as do the laws of the United States.

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

     Our business prospects are uncertain, as the market for online healthcare information and services is still developing. The online healthcare information market is in the early stages of development, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced competing products and services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Therefore, it is difficult to predict with any assurance the size of the market for online healthcare information or its growth rate. We cannot guarantee that physicians, hospitals and other healthcare providers and consumers will view obtaining healthcare information through the Internet as an acceptable way to address their healthcare information needs.

     Our business prospects depend on the use of the Internet as an advertising medium. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to Internet-based advertising. Therefore, it is too early to know whether advertisers or advertising agencies will be persuaded to allocate portions of their budgets to Internet-based advertising or, if so persuaded, whether they will find Internet-based advertising to be an effective means of promoting their products and services relative to traditional print and broadcast media. Acceptance of the Internet among advertisers and advertising agencies will depend, to a large extent, on the level of use of the Internet by consumers and upon growth in the commercial use of the Internet, neither of which has yet been proven. Additionally, there is intense competition for advertising revenue on high-traffic Web sites, which has resulted in significant price competition.

     Government regulation of the Internet may result in increased costs of using the Internet, which could adversely affect our business. Currently, there are a number of laws that regulate communications or commerce on the Internet. Several telecommunications carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Regulation of this type, if imposed, could substantially increase the cost of communicating on the Internet and adversely affect our business, results of operations and the market price of our common stock.

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

     The European Union (EU) has adopted a directive that imposes restrictions on the collection and use of personal data, guaranteeing citizens of EU member states certain rights, including the right of access to their data, the right to know where the data originated and the right to recourse in the event of unlawful processing. We cannot assure you that this directive will not adversely affect our activities in EU member states.

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

     Tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and our company. Tax authorities on the federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, income and other taxes. A recently passed federal law places a temporary moratorium on certain types of taxation on Internet commerce. We cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. It is also possible that the governments of other states and foreign countries also might attempt to regulate our transmission of content on our Web sites and throughout the rest of the HealthGate Network. Any new legislation, regulation or application or interpretation of existing laws would likely increase our cost of doing business and may adversely affect our results of operations and the market price of our common stock.

     We may be subject to liability for claims that the distribution of medical information to consumers constitutes practicing medicine over the Internet. States and other licensing and accrediting authorities prohibit the unlicensed practice of medicine. We do not believe that our publication and distribution of healthcare information online constitutes practicing medicine. However, we cannot guarantee that one or more states or other governmental bodies will not assert claims contrary to our belief. Any claims of this nature could result in our spending a significant amount of time and money to defend and dispose of them.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive from our investments. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds. In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. We limit our default risk by purchasing only investment grade securities. As of March 31, 2000, all our investments were in money market funds and interest bearing investment grade securities with an average maturity of less than 6 months. Cash, cash equivalents, and marketable securities were approximately $29.1 million at March 31, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 31, 2000, HealthGate closed its initial public offering of 3,750,000 shares of its common stock. The managing underwriters in the offering were SG Cowen Securities Corporation, Prudential Securities Incorporated and Warburg Dillion Read LLC. The shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-76899). This Registration Statement was declared effective by the Securities and Exchange Commission on January 25, 2000.

     The initial public offering price was $11.00 per share and the aggregate initial public offering proceeds were $41,250,000. We paid a total of $2,887,500 in underwriting discounts and commissions. In addition, the following table itemizes the estimated expenses incurred in connection with the offering, other than underwriting discounts and commissions. None of the amounts shown was paid directly or indirectly to any director or officer of HealthGate or their associates, persons owning 10 percent or more of any class of equity securities of HealthGate or an affiliate of HealthGate.

                   Securities and Exchange Commission registration fee..................   $   13,188
                   NASD filing fee......................................................        6,848
                   Nasdaq National Market listing fee...................................       95,000
                   Printing and engraving expenses......................................      831,000
                   Professional fees and expenses.......................................    1,324,000
                   Blue Sky fees and expenses...........................................       29,000
                   Transfer agent fees..................................................        3,500
                   Miscellaneous........................................................      290,464
                                                                                           ----------
                           Total........................................................   $2,593,000

     After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to HealthGate from the initial public offering were approximately $35.8 million. In February 2000, we applied a total of approximately $12,715,000 from the net proceeds to the following items.

                   First year fees to Snap! LLC.........................................  $10,250,000
                   Repayment of long-term note..........................................    2,000,000
                   Series E dividends...................................................      465,000
                                                                                          -----------
                           Total........................................................  $12,715,000

     The Series E dividend amount included payments of $116,000 to Blackwell Science Ltd. and $349,000 to GE Capital Equity Investments, Inc., both of which are principal stockholders of HealthGate.

     The funds from the initial public offering have been the principal source of liquidity for us during the quarter ended March 31, 2000 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report. Other proceeds from the offering have been invested in interest-bearing, investment grade securities.

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended March 31, 2000, we sold the following securities in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) or Rule 701 promulgated under Regulation S-K described below.

     On January 15, 2000, we issued and sold 36,355 shares of our common stock for an aggregate consideration of $40,618.45 in cash to a director who exercised an outstanding stock option.

     On January 21, 2000, we issued and sold 3,303 shares of our common stock for an aggregate consideration of $2,510.28 in cash to a former employee who exercised an outstanding stock option.

     On January 26, 2000, we issued and sold 8,526 shares of our common stock for an aggregate consideration of $4,126.20 in cash to an employee who exercised an outstanding stock option.

     On January 31, 2000, HealthGate completed a private placement of 795,454 shares of common stock, at a purchase price of $11.00 per share, to NBC Internet, Inc. 454,545 shares and GE Capital Equity Investments, Inc. 340,909 in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2).

     On February 11, 2000, we issued and sold 455,890 shares of our common stock pursuant to a cashless exercise option of an outstanding warrant issued to a lender in March 1998.

     On February 14, 2000, we issued and sold 2,181 shares of our common stock for an aggregate consideration of $1,042.92 in cash to a former employee who exercised an outstanding stock option.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

          The following exhibits are included:

               11.1   Loss per share
               27.1   Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by HealthGate during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHGATE DATA CORP.

Dated:  May 12, 2000                      By: /s/ William S. Reece
                                              ----------------------------------
                                              William S. Reece
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

Dated:  May 12, 2000                      By: /s/ Mary B. Miller
                                              ----------------------------------
                                              Mary B. Miller
                                              Chief Financial Officer and
                                              Treasurer
                                              (Principal Financial and
                                              Accounting Officer)