Form 10-Q
period 2000-06-30
HEALTHGATE DATA CORP
filed 2000-08-14
CIK 1081630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28701

                              HEALTHGATE DATA CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      04-3220927
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

                                    Yes X   No
                                       ---    ---

       The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 17,863,686.

                              HEALTHGATE DATA CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                        PAGE
                                                                                      ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet at June 30, 2000 (unaudited)
          and December 31, 1999 .....................................................  3

          Condensed Consolidated Statement of Operations for the three months ended June 30, 2000 and 1999 (unaudited)...................................  4

          Condensed Consolidated Statement of Operations for the six months ended June 30, 2000 and 1999 (unaudited) ..................................  5

          Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited) ..................................  6

          Notes to Condensed Consolidated Financial Statements.......................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..................................................... 11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk................. 26

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.................................. 27
Item 6.   Exhibits and Reports on Form 8-K........................................... 27

Signatures  ......................................................................... 28

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements

                        HEALTHGATE DATA CORP.
                 CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                JUNE 30, 2000         DECEMBER 31, 1999
                                                                                -------------         -----------------
ASSETS                                                                           (unaudited)
Current assets:
  Cash and cash equivalents                                                      $   262,405             $   578,560
  Marketable securities                                                           24,476,728                      --
  Accounts receivable, including receivables
    from related parties of $452,187 and $49,125 at June 30, 2000 and December 31, 1999, respectively, and net of allowance for doubtful accounts of $184,035 and $50,000 at June 30, 2000
    and December 31, 1999, respectively                                            3,089,645                 705,578
  Unbilled accounts receivable                                                         6,782                  35,825
  Prepaid advertising                                                              8,530,599               4,500,000
  Prepaid expenses and other current assets                                          991,845                 318,514
                                                                                 -----------             -----------
      Total current assets                                                        37,358,004               6,138,477
Long-term investments                                                              3,487,219                      --
Fixed assets, net                                                                  1,825,797               1,302,368
Marketing and distribution rights, net                                            10,500,000              17,535,000
Deferred offering costs                                                                   --               2,055,491
Other assets                                                                         699,329                 131,586
                                                                                 -----------             -----------
      Total assets                                                               $53,870,349             $27,162,922
                                                                                 ===========             ===========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligation                                    $   391,496             $   442,668
  Accounts payable                                                                 2,317,033               3,060,189
  Customer deposits                                                                  418,532                 558,066
  Accrued payroll and other expenses                                               3,072,922               2,050,070
  Deferred revenue                                                                 5,112,891               1,667,565
                                                                                 -----------             -----------
      Total current liabilities                                                   11,312,874               7,778,558
Long-term portion of capital lease obligation                                        343,588                 439,743
Long-term note payable                                                                    --               1,517,295
                                                                                 -----------             -----------
      Total liabilities                                                           11,656,462               9,735,596
                                                                                 -----------             -----------
Redeemable convertible preferred stock                                                    --              15,626,726
                                                                                 -----------             -----------
Common stock and other stockholders' equity:
  Common stock, $.01 par value;
    Authorized:  100,000,000 shares
    Issued and outstanding: 17,863,686 and 5,219,251 shares
    at June 30, 2000 and December 31, 1999, respectively                             178,638                  52,192
  Additional paid-in capital                                                      99,251,860              38,681,954
  Accumulated deficit                                                            (56,816,113)            (35,930,662)
  Deferred compensation                                                             (400,498)             (1,002,884)
                                                                                 -----------             -----------
      Total common stock and other stockholders' equity                           42,213,887               1,800,600
                                                                                 -----------             -----------
Commitments and contingencies (Note 6)
  Total liabilities, redeemable convertible
    preferred stock and common stock and other
    stockholders' equity                                                         $53,870,349             $27,162,922
                                                                                 ===========             ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              HEALTHGATE DATA CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                           THREE MONTHS          THREE MONTHS
                                                                                               ENDED                 ENDED
                                                                                           JUNE 30, 2000         JUNE 30, 1999
                                                                                           -------------         -------------
Revenue, including revenue from related parties of
  $206,805 and $180,938 in 2000 and 1999, respectively                                     $  3,424,819          $    519,292
Costs and expenses:
  Cost of revenue                                                                             1,357,406               512,763
  Research and development (excluding stock based
    compensation of $7,725 and $91,118 in 2000 and in 1999, respectively)                     2,145,937             1,074,471
  Sales and marketing (excluding stock based
    compensation of $23,176 and $35,796 in 2000 and in 1999, respectively)                    6,469,474             1,092,675
  General and administrative (excluding stock based
    compensation of $58,352 and $68,122 in 2000 and in 1999, respectively)                    1,305,235               460,435
  Marketing and distribution rights amortization                                              3,883,000               367,000
  Stock based compensation                                                                       89,253               193,036
                                                                                            -----------            ----------
    Total costs and expenses                                                                 15,250,305             3,700,380
                                                                                            -----------            ----------

  Loss from operations                                                                      (11,825,486)           (3,181,088)

Interest and other income (expense), net                                                        401,740               (66,819)
                                                                                            -----------            ----------
    Net loss                                                                                (11,423,746)           (3,247,907)
Preferred stock dividends and accretion of preferred stock
  to redemption value                                                                                --             7,900,517
                                                                                            -----------            ----------
    Net loss attributable to common stockholders                                           $(11,423,746)         $(11,148,424)
                                                                                           ============          ============
Basic and diluted net loss per share attributable to
  common stockholders                                                                             (0.64)                (2.45)
Shares used in computing basic and diluted net loss per
  share attributable to common stockholders                                                  17,851,766             4,558,824

Unaudited proforma basic and diluted net loss per share                                              --                 (0.28)
Shares used in computing unaudited proforma basic and diluted
  net loss per share                                                                                 --            11,615,847

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              HEALTHGATE DATA CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                   SIX MONTHS           SIX MONTHS
                                                                                                      ENDED                ENDED
                                                                                                  JUNE 30, 2000        JUNE 30, 1999
                                                                                                  -------------        -------------
Revenue, including revenue from related parties of
  $405,505 and $399,090 in 2000 and 1999, respectively                                            $  5,958,085         $  1,052,097
Costs and expenses:
  Cost of revenue                                                                                    2,460,926              875,607
  Research and development (excluding stock based
    compensation of $21,631 and $158,318 in 2000 and in 1999, respectively)                          3,747,601            1,826,931
  Sales and marketing (excluding stock based
    compensation of $49,785 and $59,797 in 2000 and in 1999, respectively)                          10,110,190            1,645,091
  General and administrative (excluding stock based
    compensation of $125,793 and $97,880 in 2000 and in 1999, respectively)                          2,066,647              746,708
  Marketing and distribution rights amortization                                                     8,278,000              367,000
  Stock based compensation                                                                             197,209              315,995
                                                                                                  ------------         ------------
    Total costs and expenses                                                                        26,860,573            5,777,332
                                                                                                  ------------         ------------

  Loss from operations                                                                             (20,902,488)          (4,725,235)

Unamortized debt discount write off                                                                   (475,821)                  --
Interest and other income (expense), net                                                               599,046             (224,865)
                                                                                                  ------------         ------------
    Net loss                                                                                       (20,779,263)          (4,950,100)
Preferred stock dividends and accretion of preferred stock
  to redemption value                                                                                  106,186            8,049,224
                                                                                                  ------------         ------------
    Net loss attributable to common stockholders                                                  $(20,885,449)        $(12,999,324)
                                                                                                  ============         ============
Basic and diluted net loss per share attributable to
  common stockholders                                                                                    (1.34)               (2.85)
Shares used in computing basic and diluted net loss per
  share attributable to common stockholders                                                         15,615,656            4,553,717

Unaudited proforma basic and diluted net loss per share                                                  (1.23)               (0.48)
Shares used in computing unaudited proforma basic and diluted
  net loss per share                                                                                16,898,333           10,411,651

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              HEALTHGATE DATA CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                                                   SIX MONTHS               SIX MONTHS
                                                                                      ENDED                    ENDED
                                                                                  JUNE 30, 2000            JUNE 30, 1999
                                                                                  -------------            -------------
Cash flows from operating activities:
  Net loss                                                                        $(20,779,263)             $4,950,100)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                   10,573,410               2,019,598
    Stock based compensation                                                           197,209                 315,895
    Unamortized debt discount write off                                                475,821                      --
    Revenue associated with equity instruments                                      (1,407,492)                     --
    Other (net)                                                                        130,774                  (4,886)
                                                                                  ------------              ----------
  Changes in assets and liabilities:
    Accounts receivable                                                             (2,384,067)                (77,256)
    Unbilled accounts receivable                                                        29,043                 (31,903)
    Prepaid advertising                                                             (5,964,599)                (55,693)
    Prepaid expenses and other current assets                                         (817,351)                     --
    Deferred offering costs                                                          2,055,491                      --
    Other assets                                                                      (567,743)                 16,894
    Accounts payable                                                                  (743,156)               (240,440)
    Customer deposits                                                                 (139,534)                     --
    Accrued payroll and other expenses                                               1,022,852                 167,315
    Deferred revenue                                                                 4,852,818                (151,176)
                                                                                  ------------              ----------
      Net cash used in operating activities                                        (13,465,787)             (2,991,752)
                                                                                  ------------              ----------

Cash flows from investing activities:
  Purchases of marketable securities                                               (28,631,865)               (787,442)
  Proceeds from sales and maturities of marketable securities                          667,918                      --
  Purchases of fixed assets                                                           (793,578)               (650,766)
                                                                                  ------------              ----------
      Net cash used in investing activities                                        (28,757,525)             (1,438,208)
                                                                                  ------------              ----------

Cash flows from financing activities:
  Payments of capital lease obligations                                               (235,327)                191,658
  Payment of long-term note payable                                                 (2,000,000)                     --
  Payment of Series E preferred stock dividends                                       (465,358)                     --
  Proceeds from issuance of preferred and common stock,
    net of issuance costs                                                           44,607,842               5,847,957
                                                                                  ------------              ----------
      Net cash provided by (used in) financing activities                           41,907,157               6,039,615

Net increase (decrease) in cash and cash equivalents                                  (316,155)              1,609,655
Cash and cash equivalents, beginning of period                                         578,560                 960,831
                                                                                  ------------              ----------
Cash and cash equivalents, end of period                                          $    262,405             $ 2,570,486
                                                                                  ============             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                              $ 97,000               $ 229,000

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

       HealthGate entered into capital leases for certain computer equipment totaling approximately $88,000 and $135,000 during the six months ended June 30, 2000 and 1999, respectively.

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

                              HEALTHGATE DATA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

       HealthGate Data Corp. ("HealthGate") leverages the Internet to provide the highest quality e-Health solutions to healthcare institutions, corporations and websites by providing web technology that can supply up to date comprehensive content that is reliable, objective, and credible for professionals, patients, and consumers. The CHOICE-Registered Trademark-e-Health platform is a dynamic integration of the information and technology that helps transform each hospital's static web site into an interactive medical resource for patients and physicians. It provides local hospitals with medical content from an extensive array of health publishers--in the form of condition related articles and topical Webzines--allowing each individual organization to create "e-health communities" by developing closer relationships between its patients, physicians and local health consumers. The CHOICE e-Health platform supports the hospital's goal as the dominant brand and credible source of healthcare information in the local community. The CHOICE e-Health platform serves as a technology platform for future Web initiatives. HealthGate was incorporated in the State of Delaware on February 8, 1994.

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

2.  INITIAL PUBLIC OFFERING AND USE OF PROCEEDS

       In January 2000, HealthGate completed an initial public offering of its common stock and a concurrent private placement of common stock, both at $11.00 per share. HealthGate sold 3,750,000 shares of common stock in the initial public offering, and 795,454 shares of common stock in the private placement, for aggregate net proceeds of approximately $44.5 million (after deducting the public offering's underwriting commissions and the offering expenses). In connection with the initial public offering, all outstanding shares of redeemable convertible preferred stock converted into 7,530,556 shares of common stock.

       In February 2000, HealthGate repaid a $2,000,000 long-term note payable with a portion of the net offering proceeds, and wrote off the remaining unamortized debt discount of approximately $476,000. In connection with the conversion of the outstanding preferred stock, HealthGate paid cash for accrued dividends on Series E preferred stock totaling $465,000. In addition, HealthGate used a portion of the net offering proceeds to pay first year fees of $10.3 million under its agreement with Snap (Note 6).

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

4.  REVENUE RECOGNITION

       HealthGate derives revenue primarily from (1) Web site development and hosting arrangements, including CHOICE-Registered Trademark- Web sites and activePress-TM- services, (2) content syndication arrangements, (3) advertising and sponsorships, and (4) user subscription and transaction based fees. Revenue from Web site development and hosting arrangements and content syndication arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees are recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement. For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is recorded as expense upon signing the agreement. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller, and the Web site has been delivered. Revenue is not recognized in any circumstances unless collectability is deemed probable.

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

5.  LONG-TERM INVESTMENTS

       In connection with an e-commerce/sponsorship agreement, HealthGate received 996,348 shares of Series H preferred stock in Medical SelfCare, Inc. (SelfCare), a privately held provider of health related products and services. These shares had a value of approximately $3,487,000 when received, and resulted in an ownership percentage of approximately 5%. HealthGate has recorded these shares at cost, subject to periodic reviews for impairment.

6.  COMMITMENTS AND CONTINGENCIES

       HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of June 30, 2000 totaled approximately $3,061,000, which includes $500,000 for a content development and distribution agreement with The New England Journal of Medicine.

       In July 1999, HealthGate received a letter alleging that HealthGate's Web site induces users to infringe a patent held by a company (the "Holder"). In lieu of pursuing a patent infringement claim against HealthGate, the Holder offered to provide HealthGate with a license for unlimited use of the patent for a one-time payment of between $50,000 and $150,000. There has been no recent activity on this matter and at this time, HealthGate is unable to predict its outcome.

       In October 1999, we entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. Under this agreement, Snap (now known as part of NBCi.com) will provide various services to us to promote our name, our www.healthgate.com Web site, our enterprise-based CHOICE Web sites and the products and services we offer. In exchange for the services provided to us by Snap during the first year of the agreement, we paid Snap a minimum fee of $10,000,000 plus a $250,000 production and content integration fee, and in November 1999 issued to Snap 500,000 shares of our common stock. The value of these shares was $4,500,000 at the time of issuance, which was recorded as prepaid advertising. The value of 250,000 shares is being amortized as sales and marketing expense on a straight-line basis over the first year of the agreement, and the value of the other 250,000 shares is being recognized based on the delivery of advertising impressions in the first year of the agreement. We have agreed to pay Snap minimum fees of $15,000,000 in cash in each of the second and third years of the agreement for services provided to us by Snap in those years. We have also agreed to pay Snap up to an additional $5,000,000 in the first year, $10,000,000 in the second year, and $15,000,000 in the third year of the agreement if Snap delivers more than certain minimum click-throughs to the co-branded Snap/HealthGate Web site in the respective years. Either Snap or we may terminate this agreement if the other party commits a material breach. If Snap terminates the agreement based on material breach by us, including, non-payment, insolvency, or failure to deliver or timely update content, we have agreed to continue to pay Snap 55% of all fees payable by us under the remaining term of the agreement. During the three months and six months ended June 30, 2000, we recorded expense totaling $4,504,000 and $6,280,000, respectively, related to this agreement, which includes $1,434,000 and $1,934,000, respectively, of non-cash amortization expense related to the stock issued.

       Snap and Xoom.com are both wholly-owned by NBC Internet, Inc., which is owned partially by National Broadcasting Company, a subsidiary of General Electric Company. General Electric Company is a principal stockholder of HealthGate.

7.  RELATED PARTY TRANSACTIONS

       On January 1, 2000, the exercise price of a warrant issued to General Electric Company for the purchase of 1,189,800 shares of HealthGate common stock was adjusted from $9.49 to $3.46 per share. As a result of the exercise price adjustment, the fair value of the warrant increased by $1,243,000. This increase was calculated using the Black-Scholes option pricing model, based on an assumed common stock fair value per share of $9.00, 100% volatility, a term of 4.5 years and an interest rate of 5.94%. This incremental value was recorded as marketing and distribution rights, and will be amortized over the remaining term of the related development and distribution agreement. During the three months ended June 30, 2000, HealthGate recorded non-cash amortization expense of $2,758,000 related to this warrant. During the six months ended June 30, 2000, HealthGate recorded non-cash amortization expense of $6,028,000 related to this warrant.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       This report on Form 10-Q contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward-looking statements reflect management's current expectations, are based on many assumptions and are subject to certain risks and uncertainties. Factors that might cause or contribute to such differences are described further below and in the periodic reports and registration statements we file from time to time with the Securities and Exchange Commission, including HealthGate's most recent Form 10-K and most recent registration statement on Form S-1. You are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this report on Form 10-Q. We do not intend to update or publicly release any revisions to the forward-looking statements.

OVERVIEW

       HealthGate Data Corp. ("HealthGate") leverages the Internet to provide the highest quality e-Health solutions to healthcare institutions, corporations and websites by providing web technology that can supply up to date comprehensive content that is reliable, objective, and credible for professionals, patients, and consumers. The CHOICE e-Health platform is a dynamic integration of the information and technology that helps transform each hospital's static web site into an interactive medical resource for patients and physicians. It provides local hospitals with medical content from an extensive array of health publishers--in the form of condition related articles and topical Webzines--allowing each individual organization to create "e-health communities" by developing closer relationships between its patients, physicians and local health consumers. The CHOICE e-Health platform supports the hospital's goal as the dominant brand and credible source of healthcare information in the local community. The CHOICE e-Health platform serves as a technology platform for future web initiatives.

       We distribute our content through a network of proprietary and affiliated Web sites that comprise the HealthGate Network. The HealthGate Network includes (1) customized, co-branded CHOICE Web sites for institutions, principally hospitals and businesses, which carry both HealthGate's and an enterprise client's name, are designed as a seamless component of an enterprise client's Web site and, for certain institutions and businesses, complement the healthcare information, products and services they already offer or sell through their own Web sites; (2) other third party co-branded Web sites to which we provide our proprietary and licensed content; and (3) our own Web sites, www.healthgate.com in the United States and www.healthgate.co.uk in the United Kingdom. We commercially introduced our CHOICE Web site product in early 1999 and as of June 30, 2000 had delivered 220 CHOICE Web sites to hospitals and other enterprise clients, which includes 127 CHOICE Web sites delivered to HCA-The Healthcare Company
(HCA) formerly known as Columbia/HCA Healthcare Corporation.

       Our business model is still in an emerging stage, and revenue and income potential from our business is unproven. Our limited operating history makes an evaluation of our business and our prospects difficult. Investors should not use our past results as a basis to predict future performance. We have incurred net losses since inception and had an accumulated deficit of approximately $56.8 million as of June 30, 2000. We intend to significantly increase our sales and marketing efforts and expenditures. We also intend to continue to invest in content development and licensing and advertising and brand promotion. As a result, we expect to incur additional losses for the foreseeable future, and we cannot assure investors that we will ever achieve significant revenue or profitability or, if either significant revenue or profitability is achieved, that we will be able to sustain them.

       In October 1999, we entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. Under this agreement, Snap (now known as part of NBCi.com) will provide various services to us to promote our name, our www.healthgate.com Web site, our enterprise-based CHOICE Web sites and the products and services we offer. In exchange for the services provided to us by Snap during the first year of the agreement, we paid Snap a minimum fee of $10,000,000 plus a $250,000 production and content integration fee, and in November 1999 issued to Snap 500,000 shares of our common stock. The value of these shares was $4,500,000 million at the time of issuance, which was recorded as prepaid advertising. The value of 250,000 shares is being amortized as sales and marketing expense on a straight-line basis over the first year of the agreement, and the value of the other 250,000 shares is being recognized based on the delivery of advertising impressions in the first year of the agreement. We have agreed to pay Snap minimum fees of $15,000,000 in cash in each of the second and third years of the agreement for services provided to us by Snap in those years. We have also agreed to pay Snap up to an additional $5,000,000 in the first year, $10,000,000 in the second year, and $15,000,000 in the third year of the agreement if Snap delivers more than certain minimum click-throughs to the co-branded Snap/HealthGate Web site in the respective years. Either Snap or we may terminate this agreement if the other party commits a material breach. If Snap terminates the agreement based on material breach by us, including, non-payment, insolvency, or failure to deliver or timely update content, we have agreed to continue to pay Snap 55% of all fees payable by us under the remaining term of the agreement. During the three months and six months ended June 30, 2000, we recorded expense totaling $4,504,000 and $6,280,000, respectively, related to this agreement, which includes $1,434,000 and $1,934,000, respectively, of non-cash amortization expense related to the stock issued.

OVERVIEW

       We recorded deferred compensation of $2,307,000 in the six months ended June 30, 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically three years. Of the total deferred compensation amount, $89,000 and $193,000 was amortized during the three months ended June 30, 2000 and June 30, 1999, respectively and $197,000 and $316,000 was amortized during the six months ended June 30, 2000 and 1999, respectively. These amounts were recorded as stock based compensation. We currently expect to amortize the remaining amounts of deferred compensation as of June 30, 2000 as follows:

       July 1, 2000 - December 31, 2000 ......................  $127,000
       January 1, 2001 - December 31, 2001 ...................  $253,000
       January 1, 2002 - June 30, 2002 .......................  $20,000

       On January 1, 2000, the exercise price of a warrant issued to General Electric Company was adjusted from $9.49 to $3.46 per share, pursuant to the terms of the warrant. As a result of this exercise price adjustment, the fair value of the warrant increased by $1,243,000. This incremental value was recorded as marketing and distribution rights, and will be amortized over the remaining term of the related development and distribution agreement. During the three months and six months ended June 30, 2000, we recorded amortization expense of $2,758,000 and $6,028,000 respectively related to this warrant. During the three months ended June 30 1999, we recorded amortization expense of $367,000 related to this warrant.

       During the three months and six months ended June 30, 2000, we also recorded amortization expense of $1,125,000 and $2,250,000, respectively, related to a warrant for the purchase of 1,941,035 shares of our common stock, which was issued to HCA in 1999 in connection with a marketing and reseller agreement.

RESULTS OF OPERATIONS

       During the three months and six months ended June 30, 2000 and 1999, we experienced growth in our business and introduced new services. Therefore, while comparisons are drawn below, in many instances meaningful conclusions cannot be drawn from them.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 WITH THE THREE MONTHS ENDED JUNE 30, 1999

REVENUE

       Total revenue was $3,425,000 for the three months ended June 30, 2000 compared to $519,000 for the three months ended June 30, 1999, an increase of $2,906,000 or 560%. Services revenue for the three months ended June 30, 2000 increased to $1,875,000 from $353,000 for the three months ended June 30, 1999, due primarily to an increase in the revenue derived from CHOICE Web site development, implementation and hosting, including revenue of $875,000 during the quarter ended June 30, 2000 related to our arrangement with HCA, formerly known as Columbia/HCA Healthcare Corporation. Advertising, sponsorship and e-commerce revenue increased to $1,550,000 in the three months ended June 30, 2000 from $166,000 in the three months ended June 30, 1999. This increase was due primarily to sponsorship revenue of $1,111,000 in the three months ended June 30, 2000, which includes $956,000 related to our arrangement with Medical SelfCare, Inc. (SelfCare), a privately held provider of health related products and services. This increase was partially offset by a decrease in advertising revenue to $54,000 in the three months ended June 30, 2000 from $78,000 in the three months ended June 30, 1999. In the three months ended June 30, 2000, three customers represented (63%) of total revenue, SelfCare (31%), HCA (26%), and Blackwell Science (6%). In the three months ended June 30, 1999, three customers represented 56% of total revenue, Blackwell Science (35%), WebMD (14%) and Greenberg News Networks (7%).

COSTS AND EXPENSES

       COST OF REVENUE. Cost of revenue consists primarily of costs involved with providing our Web services, royalties associated with licensed content, and related equipment and software costs. Cost of revenue increased to $1,357,000 in the three months ended June 30, 2000 from $513,000 in the three months ended June 30, 1999, due primarily to higher royalty expenses for licensed content and depreciation on new equipment purchases. We expect that these expenses will continue to increase in absolute dollars for the foreseeable future as we continue to make additional investments in content development and licensing and new equipment.

       RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related costs associated with the development and support of our Web-based service offerings. Research and development expenses increased to $2,146,000 in the three months ended June 30, 2000 from $1,074,000 in the three months ended June 30, 1999, due primarily to salaries and related costs from the addition of technical and development personnel and consultants. We expect that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we hire additional personnel and increase expenditures to support our Web-based service offerings.

       SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses increased to $6,469,000 in the three months ended June 30, 2000 from $1,093,000 in the three months ended June 30, 1999. This increase was primarily due to expenses associated with the Snap agreement of $4,504,000 in the three months ended June 30, 2000, which includes $1,434,000 of non-cash amortization charges associated with the shares of our common stock issued to Snap. This increase was also due to higher salaries and related costs associated with newly hired sales and marketing personnel. We expect that our sales and marketing expenses will continue to increase in absolute dollars as we hire additional sales and marketing personnel and increase expenditures for advertising, brand promotion, public relations, and other marketing activities.

       GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses increased to $1,305,000 in the three months ended June 30, 2000 from $460,000 in the three months ended June 30, 1999. This increase was due primarily to salaries and related costs for newly hired administrative personnel, higher salaries and related costs for existing personnel, increased professional service fees, and costs associated with being a public company. We expect that we will incur increased general and administrative expenses as we continue to hire additional personnel and incur incremental costs related to the growth of the business, including additional costs associated with public company obligations.

       MARKETING AND DISTRIBUTION RIGHTS AMORTIZATION. During the three months ended June 30, 2000, non-cash amortization expense of $2,758,000 and $1,125,000 was recorded in connection with the warrants issued to General Electric Company and HCA, respectively. During the three months ended June 30, 1999, non-cash amortization expense of $367,000 was recorded related to HCA.

       STOCK BASED COMPENSATION. During the three months ended June 30, 2000 and 1999, we recorded stock based compensation expense totaling $89,000 and $193,000, respectively. The remaining deferred compensation balance at June 30, 2000 is being amortized over the vesting period of the individual options. See further discussion under "Overview," above.

INTEREST AND OTHER INCOME (EXPENSE), NET

       Interest and other income (expense), net, includes interest income of $440,000 and $41,000 and interest expense of ($38,000) and ($108,000) for the three months ended June 30, 2000 and 1999, respectively. The increase in interest income was primarily due to interest earned on investments made with the net proceeds from our January 2000 initial public offering and concurrent private placement. The decrease in interest expense was due primarily to the repayment of a $2,000,000 long-term note payable in February 2000. Interest expense for the three months ended June 30, 1999 included debt discount and issuance cost amortization totaling $17,000 related to the long-term note payable.

INCOME TAXES

         We have incurred significant losses for all periods from inception through June 30, 2000. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to our lack of earnings history.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 WITH THE SIX MONTHS ENDED JUNE 30, 1999

REVENUE

       Total revenue was $5,958,000 for the six months ended June 30, 2000 compared to $1,052,000 for the six months ended June 30, 1999, an increase of $4,906,000 or 466%. Services revenue for the six months ended June 30, 2000 increased to $3,456,000 from $740,000 for the six months ended June 30, 1999, due primarily to an increase in the revenue derived from CHOICE Web site development, implementation and hosting, including revenue of $1,750,000 in 2000 related to our arrangement with HCA. Advertising, sponsorship and e-commerce revenue increased to $2,502,000 in six months ended June 30, 2000 from $312,000 in the six months ended June 30, 1999. This increase during 2000 was due primarily to sponsorship revenue of $1,739,000, which includes $1,407,000 related to our arrangement with SelfCare. This increase was also due to an increase in advertising revenue to $659,000 in six months ended June 30, 2000 from $124,000 in the six months ended June 30, 1999. In the six months ended June 30, 2000, three customers represented 64% of total revenue, HCA (29%), SelfCare (28%), and Blackwell Science (7%). In the six months ended June 30, 1999, three customers represented 58% of total revenue, Blackwell Science (38%), WebMD (13%) and Greenberg News Network (7%).

COSTS AND EXPENSES

       COST OF REVENUE. Cost of revenue increased to $2,461,000 in the six months ended June 30, 2000 from $876,000 in the six months ended June 30, 1999, due primarily to higher royalty expenses for licensed content and depreciation on new equipment purchases.

       RESEARCH AND DEVELOPMENT. Research and development expenses increased to $3,748,000 in the six months ended June 30, 2000 from $1,827,000 in the six months ended June 30, 1999, due primarily to salaries and related costs from the addition of technical and development personnel and consultants.

       SALES AND MARKETING. Sales and marketing expenses increased to $10,110,000 in the six months ended June 30, 2000 from $1,645,000 in the six months ended June 30, 1999. This increase was primarily due to expenses associated with the Snap agreement of $6,280,000 in 2000, which includes $1,934,000 of non-cash amortization charges associated with the shares of our common stock issued to Snap. This increase was also due to higher salaries and related costs associated with newly hired sales and marketing personnel.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2,067,000 in the six months ended June 30, 2000 from $747,000 in the six months ended June 30, 1999. This increase was due primarily to salaries and related costs for newly hired administrative personnel, higher salaries and related costs for existing personnel, increased professional service fees, and costs associated with being a public company.

       MARKETING AND DISTRIBUTION RIGHTS AMORTIZATION. During the six months ended June 30, 2000, non-cash amortization expense of $6,028,000 and $2,250,000 was recorded in connection with the warrants issued to General Electric Company and HCA, respectively. During the six months ended June 30, 1999, non-cash amortization expense of $367,000 was recorded related to General Electric Company.

       STOCK BASED COMPENSATION. During the six months ended June 30, 2000 and 1999, we recorded stock based compensation expense totaling $197,000 and $316,000 respectively. The remaining deferred compensation balance at June 30, 2000 is being amortized over the vesting period of the individual options. See further discussion under "Overview," above.

UNAMORTIZED DEBT DISCOUNT WRITE OFF

       In February 2000, HealthGate repaid its $2,000,000 long-term note payable, and wrote off the remaining unamortized debt discount of approximately $476,000.

INTEREST AND OTHER INCOME (EXPENSE), NET

       Interest and other income (expense), net includes interest income of $706,000 and $45,000 and interest expense of ($107,000) and ($270,000) for the six months ended June 30, 2000 and 1999, respectively. The increase in interest income was primarily due to interest earned on investments made with the net proceeds from our January 2000 initial public offering and concurrent private placement. The decrease in interest expense was due primarily to the repayment of a $2,000,000 long-term note payable in February 2000. Interest expense for the six months ended June 30, 1999 also included debt discount and issuance cost amortization totaling $42,000 related to the long-term note payable.

INCOME TAXES

       We have incurred significant losses for all periods from inception through June 30, 2000. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to our lack of earnings history.

LIQUIDITY AND CAPITAL RESOURCES

       Since inception and prior to our January 2000 initial public offering and concurrent private sale of common stock, we have financed our operations primarily by the private placement of debt and equity securities. In January 2000, we completed the initial public offering of our common stock and a concurrent private placement of common stock and realized net proceeds of approximately $44.5 million. In addition, in connection with the conversion of then outstanding preferred stock, we paid cash for accrued dividends on Series E preferred stock totaling $465,000. We have generally financed computer and related hardware needs through equipment lease financing arrangements. In January 2000 in connection with our initial public offering, all outstanding preferred stock was converted into 7,530,556 shares of common stock. A portion of our net proceeds was used to repay a $2,000,000 long-term note payable, which was secured by substantially all of our tangible and intangible assets. We entered into capital leases for computer equipment totaling $88,000 and $135,000 during the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000, we had approximately $262,000 of cash and cash equivalents and $24,477,000 in marketable securities.

       For the six months ended June 30, 2000, the cash used in operations was $13,466,000. Cash used during this period was primarily due to the net loss of $20,779,000, offset partially by depreciation and amortization of $10,573,000, non-cash stock-based compensation expense of $197,000, write off of unamortized debt discount of $476,000 related to the repayment of a long-term note payable, revenue associated with equity instruments of $1,407,000, an increase of $2,384,000 in accounts receivable, a decrease of $29,000 in unbilled accounts receivable, an increase of $5,965,000 in prepaid advertising, an increase of $817,000 in prepaid expenses and other current assets, a decrease of $2,055,000 in deferred offering costs related to our initial public offering, an increase of $568,000 in other assets, a decrease of $743,000 in accounts payable, a decrease of $140,000 in customer deposits for CHOICE Web sites, an increase of $1,023,000 in accrued payroll and accrued expenses and an increase of $4,853,000 in deferred revenue.

       For the six months ended June 30, 1999, the cash used in operations was $2,992,000. Cash used during this period was primarily due to the net loss of $4,950,000, offset partially by depreciation and amortization of $2,020,000, non-cash stock based compensation expense of $316,000, an increase of $77,000 in accounts receivable, an increase of $32,000 in unbilled accounts receivable, an increase of $56,000 in prepaid expenses and other current assets, a decrease in other assets of $17,000, a decrease of $240,000 in accounts payable, an increase of $167,000 in accrued payroll and other expenses and a decrease of $151,000 in deferred revenue. Increases in operating assets and liabilities were primarily due to the growth of business and operations during the first six months of 2000 and 1999.

       Cash used for investing activities consisted primarily of marketable securities purchases of $28,632,000 in the six months ended June 30, 2000, proceeds from sales and maturities of marketable securities of $668,000 in the six months ended June 30, 2000, and property and equipment purchases of $794,000 and $651,000 in the six months ended June 30, 2000 and 1999, respectively. During six months ended June 30, 2000 and 1999, we also entered into capital leases for computer equipment totaling $88,000 and $135,000, respectively.

       At June 30, 2000, we had outstanding commitments under capital leases of $880,000 and under operating leases for equipment and office space of $4,664,000. In addition, future minimum payments under content license agreements totaled $3,061,000 at June 30, 2000. We expect our commitments under content licensing to increase as we expand our content libraries.

       In October 1999, we entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com Inc. In connection with this agreement, in November 1999 we issued 500,000 shares of our common stock to Snap (now known as part of NBCi.com), and in February 2000 we paid cash of $10,250,000 related to the first year fees due under the arrangement. We have agreed to pay Snap minimum fees of $15,000,000 in each of the second and third years of the agreement for the services provided to us by Snap in those years. We have also agreed to pay Snap up to an additional $5,000,000 in the first year, $10,000,000 in the second year and $15,000,000 in the third year of the agreement if Snap delivers more than certain minimum click-throughs to the co-branded Snap/HealthGate Web site in the respective years. See further discussion under "Overview," above.

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

       OUR BUSINESS PROSPECTS WILL SUFFER IF WE ARE NOT ABLE TO SUCCESSFULLY BUILD RECOGNITION FOR THE HEALTHGATE BRAND. We believe that increasing awareness of the HealthGate brand is important to our ability to attract additional users, customers, advertisers, sponsors and strategic partners. We believe the importance of brand recognition will increase in the future as the number of Web sites providing healthcare information products and services increases. We plan to allocate significant resources to develop and build brand recognition by expanding the reach of the HealthGate Network, primarily through increasing the number of CHOICE Web sites, promoting these CHOICE Web sites and our own Web sites and through our alliance with Snap and Xoom.com (both now part of NBCi.com). However, we cannot assure you that our efforts to build brand awareness will be successful.

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

       THE SUCCESS OF OUR BUSINESS WILL DEPEND ON OUR ABILITY TO SELL A SUBSTANTIAL NUMBER OF CO-BRANDED CHOICE WEB SITES. A key element of our strategy is to expand the HealthGate Network by establishing co-branded CHOICE Web sites. We commercially introduced our CHOICE Web site product in early 1999 and as of June 30, 2000 had delivered 220 CHOICE Web sites to enterprise clients, including 127 to HCA.

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

       OUR BUSINESS IS EXPANDING RAPIDLY AND OUR BUSINESS PROSPECTS MAY SUFFER IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE THE GROWTH OF OUR OPERATIONS AND SUCCESSFULLY ATTRACT AND RETAIN KEY PERSONNEL. Since we began our business in 1994, we have significantly expanded our operations over a short period of time. We have grown from three employees at the end of 1994 to 106 full-time employees as of June 30, 2000, and we expect to add a significant number of additional personnel in the near future. During the second quarter of 2000, Mark Israel, our Chief Technology Officer, and Mary Miller, our Chief Financial Officer, resigned from HealthGate to pursue other interests. Ronald Rinaldi, a 20-year software industry veteran and our Vice President of Product Development, will assume some of the Chief Technology Officer's responsibilities and Mark Conlon, a licensed Certified Public Accountant, who has been a consultant to our finance department, will on an interim basis, be our Accounting Officer overseeing the company's financial operations. We have initiated a search to identify, evaluate, and select a new CFO. Several members of our senior management joined us in 2000, including, John DeMeo, Vice President of Product Management and Business Development, Joel Baron, Vice President of Publishing, and Gary Abrahams, Vice President of Marketing. We believe the successful integration of our senior management will be critical to our ability to effectively manage our growth. Our rapid growth has placed a substantial strain on our management, operational and financial resources and systems. Our future success will depend in large part on our ability to implement, improve and effectively utilize our operational, management, marketing and financial resources and systems and train and manage our employees. We cannot guarantee that our management team will be able to effectively manage the growth of our operations or that our systems, procedures and controls will be adequate to support our expanding operations.

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

       THE SUCCESS OF OUR BUSINESS WILL DEPEND ON OUR ABILITY TO SELL ADVERTISING ON THE HEALTHGATE NETWORK. We derived approximately 40% of our revenue in the six months ended June 30, 2000 from the sale of general and targeted banner advertising and sponsorships of discrete topic areas on the HealthGate Network. Under our sponsorship arrangements, a sponsor's name or a message selected by the sponsor is included on each page of the topic area together with a click-through link to the sponsor's Web site.

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

       We have an Internet Data Center Services Agreement with Exodus Communications, Inc. to house all of our central computer facility servers at Exodus's Internet Data Center in Waltham, Massachusetts. We do not presently maintain fully redundant systems at separate locations, so our operations depend on Exodus's ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers, Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. We have also developed a disaster recovery plan to respond to system failures. We cannot guarantee that our disaster recovery plan is capable of being implemented successfully. We cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of any system failure.

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

       WE DEPEND ON OUR CONTENT PROVIDERS, AS THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO PROVIDE A COMPREHENSIVE LIBRARY OF HEALTHCARE INFORMATION. With the exception of our Healthy Living series of Webzines, we license all of our content from third parties. With a few exceptions, these licenses are generally non-exclusive, have an initial term of one year and are renewable. In addition, a significant number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. We cannot guarantee that we will be able to continue to license our present content or sufficient additional content to provide a diverse and comprehensive library. In the future, we may not be able to license content at reasonable cost. In addition, one or more of our publishers or other content providers may grant one of our competitors an exclusive arrangement with respect to a significant database or periodical, or elect to compete directly against us by making its content exclusively available through its own Web site. Presently, we believe it would be difficult to replace the "WEEKLY BRIEFINGS" FROM THE NEW ENGLAND JOURNAL OF MEDICINE and the journals made available by Blackwell Science with other journals of the same reputation. These sources are committed to us through April 2002 and December 2001, respectively, but if either of them chooses not to renew the agreements they have with us, our business could be adversely affected because the quality of our content is important in attracting online users, advertisers and CHOICE customers.

       THE MAJORITY OF OUR REVENUE HAS HISTORICALLY BEEN DERIVED FROM A FEW CUSTOMERS AND THE LOSS OF ANY OF THESE CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS. Historically, we have generated a substantial portion of our revenue from a few customers. For the six months ended June 30, 2000, three customers, HCA (one of our warrant holders), SelfCare, and Blackwell Science (also a stockholder), accounted for 29%, 28%, and 7%, respectively, of our total revenue. We expect to continue to generate a substantial portion of our revenue in the near future from these customers and the loss of any of them could adversely affect our business.

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

       Although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark or other proprietary rights belonging to them. These claims, even if they are without merit, could result in our spending a significant amount of time and money to dispose of them. In July 1999, we received a letter from TechSearch L.L.C. claiming ownership of a patent that claims exclusive rights to all electronic methods of on-demand remote retrieval of graphic and audiovisual information. The letter asserted that the use of our Web site, www.healthgate.com, infringes the patent. In the letter, TechSearch offered to license the patent perpetually and retroactively to us for a one-time fee of between $50,000 and $150,000 depending upon the number of "hits" per day on our web site. There has been no recent activity on this matter and at this time, we are unable to predict its outcome.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive from our investments. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds. In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. We limit our default risk by purchasing only investment grade securities. As of June 30, 2000, all our investments were in money market funds and interest bearing investment grade securities with an average maturity of less than 6 months. Cash, cash equivalents, and marketable securities were approximately $24,739,000 at June 30, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       On January 31, 2000, we closed our initial public offering of 3,750,000 shares of its common stock. The initial public offering price was $11.00 per share and the aggregate initial public offering proceeds were $41,250,000. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to HealthGate from the initial public offering were approximately $35.8 million.

       The funds from the initial public offering have been the principal source of liquidity for us during the six months ended June 30, 2000 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report. Other proceeds from the offering have been invested in interest bearing, investment grade securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         The following exhibits are included:

         11.1  Loss per share
         27.1  Financial Data Schedule

         (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by HealthGate during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTHGATE DATA CORP.

Dated:  August 14, 2000             By:  /s/ William S. Reece
                                         --------------------------------------
                                         William S. Reece
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer

Dated:  August 14, 2000             By:  /s/ Mark E. Conlon
                                         --------------------------------------
                                         Mark E. Conlon
                                         Accounting Officer
                                         (Principal Accounting Officer)