Form 10-Q
period 2000-09-30
HEALTHGATE DATA CORP
filed 2000-11-14
CIK 1081630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28701

                              HEALTHGATE DATA CORP.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   04-3220927
                      (I.R.S. Employer Identification No.)

            25 CORPORATE DRIVE, SUITE 310, BURLINGTON, MASSACHUSETTS
                    (Address of principal executive offices)

                                      01803
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 685-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                    Yes X No
                                       ---  -

     The number of shares outstanding of the registrant's common stock as of November 6, 2000 was 17,958,998.

                              HEALTHGATE DATA CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                            PAGE
                                                                                                                          ----

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheet at September 30, 2000 (unaudited) and
                  December 31, 1999................................................................................         3

                  Condensed Consolidated Statement of Operations for the three months ended September 30, 2000
                  and 1999 (unaudited).............................................................................         4

                  Condensed Consolidated Statement of Operations for the nine months ended September 30, 2000
                  and 1999 (unaudited) ............................................................................         5

                  Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 and
                  1999 (unaudited) ................................................................................         6

                  Notes to Condensed Consolidated Financial Statements.............................................         7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations............        12

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.......................................        26

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings................................................................................        27
Item 2.           Changes in Securities and Use of Proceeds........................................................        27
Item 6.           Exhibits and Reports on Form 8-K.................................................................        27

Signatures        .................................................................................................        29

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                        HEALTHGATE DATA CORP.
                 CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                                   ------------------  -----------------
ASSETS                                                                (unaudited)
Current assets:
    Cash and cash equivalents                                         $    955,522    $    578,560
    Marketable securities                                               19,762,530               -
    Accounts receivable, including receivables from related parties of $395,077 and $49,125 at September 30, 2000 and
      December 31, 1999, respectively, and net of allowance for
      doubtful accounts of $121,035 and $50,000 at September 30,
      2000, and December 31, 1999 respectively                           3,383,838         705,578
    Unbilled accounts receivable                                            55,326          35,825
    Prepaid advertising                                                  4,153,351       4,500,000
    Prepaid expenses and other current assets                            1,024,972         318,514
                                                                      ------------    ------------
      Total current assets                                              29,335,539       6,138,477
    Fixed assets, net                                                    4,649,285       1,302,368
    Capitalized software                                                   659,155               -
    Marketing and distribution rights, net                               9,375,000      17,535,000
    Deferred offering costs                                                      -       2,055,491
    Other assets                                                           256,400         131,586
                                                                      ------------    ------------
      Total assets                                                    $ 44,275,379    $ 27,162,922
                                                                      ============    ============
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
    AND COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of capital lease obligation                       $    332,231    $    442,668
    Accounts payable                                                     4,426,616       3,060,189
    Customer deposits                                                      418,532         558,066
    Accrued payroll and other expenses                                   3,622,271       2,050,070
    Deferred revenue                                                     5,486,273       1,667,565
                                                                      ------------    ------------
      Total current liabilities                                         14,285,923       7,778,558
Long-term portion of capital lease obligation                              282,989         439,743
Long-term note payable                                                           -       1,517,295
                                                                      ------------    ------------
      Total liabilities                                                 14,568,912       9,735,596
                                                                      ------------    ------------
Redeemable convertible preferred stock                                           -      15,626,726
                                                                      ------------    ------------
Common stock and other stockholders' equity:
    Common stock, $.01 par value;
      Authorized:  100,000,000 shares
      Issued and outstanding: 17,943,412 and 5,219,251 shares
      at September 30, 2000 and December 31, 1999, respectively            179,435          52,192
    Additional paid-in capital                                          99,242,073      38,681,954
    Accumulated deficit                                                (69,402,560)    (35,930,662)
    Deferred compensation                                                 (312,481)     (1,002,884)
                                                                      ------------    ------------
      Total common stock and other stockholders' equity                 29,706,467       1,800,600
                                                                      ------------    ------------
Commitments and contingencies (Note 6)
      Total liabilities, redeemable convertible
      preferred stock and common stock and other
      stockholders' equity                                            $ 44,275,379    $ 27,162,922
                                                                      ============    ============

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                                  STATEMENTS.

                              HEALTHGATE DATA CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS       THREE MONTHS
                                                                      ENDED               ENDED
                                                                 SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                                                 ------------------  ------------------
Revenue, including revenue from related parties of
    $310,925 and $176,572 in 2000 and 1999, respectively             $  2,315,729    $    683,828
Costs and expenses:
    Cost of revenue                                                     1,055,300         569,770
    Research and development (excluding stock based compensation
      of $6,180 and $87,920 in 2000 and in 1999, respectively)          1,338,722       1,138,244
    Sales and marketing (excluding stock based compensation
      of $11,588 and $35,192 in 2000 and in 1999, respectively)         6,932,667       1,096,964
    General and administrative (excluding stock based compensation
      of $44,807 and $69,824 in 2000 and in 1999, respectively)         1,192,660         534,487
    Marketing and distribution rights amortization                      1,125,000       2,574,000
    Stock based compensation                                               62,575         192,936
                                                                     ------------    ------------
      Total costs and expenses                                         11,706,924       6,106,401
                                                                     ------------    ------------
    Loss from operations                                               (9,391,195)     (5,422,573)

Charge for impaired investment                                         (3,487,219)              -
Interest and other income (expense), net                                  291,965         (93,032)
                                                                     ------------    ------------
      Net loss                                                        (12,586,449)     (5,515,605)
Preferred stock dividends and accretion of preferred stock
    to redemption value                                                         -         344,563
                                                                     ------------    ------------
      Net loss attributable to common stockholders                   $(12,586,449)   $ (5,860,168)
                                                                     ============    ============
Basic and diluted net loss per share attributable to
    common stockholders                                                     (0.70)          (1.28)
                                                                     ============    ============
Shares used in computing basic and diluted net loss per
    share attributable to common stockholders                          17,900,825       4,568,412


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

                              HEALTHGATE DATA CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                     NINE MONTHS       NINE MONTHS
                                                                       ENDED             ENDED
                                                                  SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                                                  ------------------ ------------------------
Revenue, including revenue from related parties of
    $981,162 and $575,700 in 2000 and 1999, respectively             $  8,273,814    $  1,735,925
Costs and expenses:
    Cost of revenue                                                     3,516,226       1,445,377
    Research and development (excluding stock based compensation
      of $27,812 and $249,429 in 2000 and in 1999, respectively)        5,086,323       2,803,666
    Sales and marketing (excluding stock based compensation
      of $61,373 and $96,148 in 2000 and in 1999, respectively)        17,042,856       2,681,099
    General and administrative (excluding stock based compensation
      of $170,600 and $163,354 in 2000 and in 1999, respectively)       3,259,307       1,503,660
    Marketing and distribution rights amortization                      9,403,000       2,941,000
    Stock based compensation                                              259,785         508,931
                                                                     ------------    ------------
      Total costs and expenses                                         38,567,497      11,883,733
                                                                     ------------    ------------
    Loss from operations                                              (30,293,683)    (10,147,808)

Charge for impaired investment                                         (3,487,219)              -
Unamortized debt discount write off                                      (475,821)              -
Interest and other income (expense), net                                  891,010        (317,897)
                                                                     ------------    ------------
      Net loss                                                        (33,365,713)    (10,465,705)
Preferred stock dividends and accretion of preferred stock
    to redemption value                                                   106,186       8,393,261
                                                                     ------------    ------------
      Net loss attributable to common stockholders                   $(33,471,899)   $(18,858,966)
                                                                     ============    ============
Basic and diluted net loss per share attributable to
    common stockholders                                                     (2.04)          (4.14)
                                                                     ============    ============
Shares used in computing basic and diluted net loss per
    share attributable to common stockholders                          16,382,785       4,558,824


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

                              HEALTHGATE DATA CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                     NINE MONTHS         NINE MONTHS
                                                                        ENDED               ENDED
                                                                   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                                 --------------------  -------------------
Cash flows from operating activities:
    Net loss                                                        $(33,365,713)     $(10,465,705)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                   13,319,332         3,416,910
      Stock based compensation                                           259,785           508,931
      Unamortized debt discount write off                                475,821                 -
      Charge for impaired investment                                   3,487,219                 -
      Revenue associated with equity instruments                      (1,407,492)                -
      Other (net)                                                        129,308             1,270
                                                                    ------------      ------------
    Changes in assets and liabilities:
      Accounts receivable                                             (2,678,260)         (320,757)
      Unbilled accounts receivable                                       (19,501)          (55,556)
      Prepaid advertising                                             (3,074,351)                -
      Prepaid expenses and other current assets                         (706,458)           (20,788)
      Deferred offering costs                                          2,055,491        (1,461,859)
      Other assets                                                      (124,814)         (128,288)
      Accounts payable                                                 1,366,427         1,401,457
      Customer deposits                                                 (139,534)          554,750
      Accrued payroll and other expenses                               1,572,201           631,333
      Deferred revenue                                                 1,738,981           586,691
                                                                    ------------      ------------
        Net cash used in operating activities                        (17,111,558)       (5,361,052)
                                                                    ------------      ------------

Cash flows from investing activities:
    Purchases of marketable securities                               (49,272,372)                -
    Proceeds from sales and maturities of marketable securities       29,509,842                 -
    Purchases of fixed assets                                         (3,894,993)         (410,429)
    Expenditures for capitalized software                               (695,155)                -
                                                                    ------------      ------------
      Net cash used in investing activities                          (24,316,678)         (410,429)
                                                                    ------------      ------------
Cash flows from financing activities:
    Payments of capital lease obligations                               (354,863)         (229,565)
    Payment of long-term note payable                                 (2,000,000)                -
    Payment of Series E preferred stock dividends                       (465,358)                -
    Proceeds from issuance of preferred and common stock,
      net of issuance costs                                           44,625,419         5,847,957
                                                                    ------------      ------------
      Net cash provided by (used in) financing activities             41,805,198         5,618,392

Net increase (decrease) in cash and cash equivalents                     376,962          (153,089)
Cash and cash equivalents, beginning of period                           578,560           960,831
                                                                    ------------      ------------
Cash and cash equivalents, end of period                            $    955,522      $    807,742
                                                                    ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                          $    139,000      $    439,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

     HealthGate entered into capital leases for certain computer equipment totaling approximately $88,000 and $523,000 during the nine months ended September 30, 2000 and 1999, respectively.

     On January 1, 2000, the exercise price of a warrant issued to General Electric Company ("GE") was adjusted from $9.49 to $3.46 per share pursuant to the terms of the warrant. As a result, the fair value of the warrant increased by $1.2 million, which was recorded as marketing and distribution rights.

                              HEALTHGATE DATA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND FINANCIAL CONDITION

     HealthGate Data Corp. ("HealthGate" or the "Company") leverages the Internet to provide the highest quality e-Health solutions to healthcare institutions, corporations and web sites by providing web technology that can supply up to date, comprehensive content that is reliable, objective, and credible for professionals, patients, and consumers. The CHOICE(R) e-Health platform is a dynamic integration of the information and technology that helps transform each hospital's static web site into an interactive medical resource for patients and physicians. It provides local hospitals with medical content from an extensive array of health publishers--in the form of condition related articles and topical Webzines--allowing each individual organization to create "e-health communities" by developing closer relationships between its patients, physicians and local health consumers. The CHOICE e-Health platform supports the hospital's goal to be the dominant brand and credible source of healthcare information in the local community. The CHOICE e-Health platform serves as a technology platform for future Web initiatives. Additionally, HealthGate's activePress(TM) Publishing Services Division provides publishers with Web-enabling services that manage the complexities of converting and distributing traditional healthcare print materials via the Internet.


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

     At September 30, 2000, the Company has $20.7 million of cash and marketable securities and $15.0 million of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 1999, the Company incurred a loss from operations of $16.3 million, and negative cash flows from operations of $5.7 million. For the nine months ended September 30, 2000, the Company incurred a loss from operations of $30.3 million and negative cash flows from operations of $17.1 million. As of December 31, 1999 and September 30, 2000, the Company had accumulated deficits of $35.9 million and $69.4 million, respectively. The Company plans to reduce its ongoing capital expenditures and discretionary spending.

     Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending will have a material adverse effect on HealthGate's ability to continue as a going concern and to achieve its intended business objectives.


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

     In February 2000, HealthGate repaid a $2.0 million long-term note payable with a portion of the net offering proceeds, and wrote off the remaining unamortized debt discount of approximately $0.5 million. In connection with the conversion of the outstanding preferred stock, HealthGate paid cash for accrued dividends on Series E preferred stock totaling $0.5 million. In addition, HealthGate used a portion of the net offering proceeds to pay first year fees of $10.3 million under its agreement with NBCi (See, Note 6 below).

3.  NET LOSS PER SHARE

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

4   REVENUE RECOGNITION

     HealthGate derives revenue primarily from (1) Web site development and hosting arrangements, including CHOICE(R) Web sites and activePress(TM) services, (2) content syndication arrangements, (3) advertising and sponsorships, and (4) user subscription and transaction based fees. Revenue from Web site development and hosting arrangements and content syndication arrangements is recognized ratably over the terms of the underlying agreement which generally ranges from one to three years between HealthGate, the customer, and if applicable, HealthGate's authorized reseller. For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees are recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement. For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is recorded as expense upon signing the agreement. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller, and the Web site has been delivered. Revenue is not recognized in any circumstances unless collectability is deemed probable.

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

5.  LONG-TERM INVESTMENTS

     On February 2, 2000, in connection with an e-commerce/sponsorship agreement dated December 14, 1999, HealthGate received 996,348 shares of Series H preferred stock in Medical Self Care, Inc. ("SelfCare"), a privately held provider of health related products and services. HealthGate originally recorded these shares at cost, subject to periodic review, at a value of approximately $3.5 million when received. In August 2000, HealthGate filed suit against SelfCare in U.S. District Court in Boston, Massachusetts, seeking damages due to SelfCare's breaches of the e-commerce/sponsorship agreement. The litigation followed HealthGate's notice of termination of the agreement based on SelfCare's failure to pay fees due under the agreement, and the filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare is entitled to rescind the agreement and that HealthGate is not entitled to terminate the agreement and is not entitled to post-contract remedies. HealthGate has removed the California action to federal court and moved to dismiss, stay or transfer it to Massachusetts. HealthGate intends to vigorously assert its rights in this matter. However, due to the uncertainty of this matter, HealthGate concluded that its investment in SelfCare was impaired. Accordingly, HealthGate recorded a charge in the three months ended September 30, 2000 to write-off the carrying value of this investment. Additionally, revenue recognition related to services provided to SelfCare was suspended during the third quarter of fiscal 2000.

6.  COMMITMENTS AND CONTINGENCIES

     HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of September 30, 2000 totaled approximately $2.5 million, which includes $0.7 million for a content development and distribution agreement with The Massachusetts Medical Society.

     In July 1999, HealthGate received a letter alleging that HealthGate's Web site induces users to infringe a patent held by a company (the "Holder"). In lieu of pursuing a claim against HealthGate, the Holder offered to provide HealthGate with a license for unlimited use of the patent for a one-time payment of between $50,000 and $150,000. There has been no recent activity on this matter and at this time, HealthGate is unable to predict its outcome.

     In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBC Internet, Inc. ("NBCi"). Under the original agreement, NBCi was to provide various services to promote HealthGate's name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate paid Snap a minimum cash fee of $10,000,000 plus a $250,000 production and content integration fee, and in November 1999 HealthGate issued to Snap 500,000 shares of its common stock. The value of these shares was $4,500,000 at the time of issuance, which was recorded as prepaid advertising. The value of 250,000 shares is being amortized as sales and marketing expense on a straight-line basis over the first year of the agreement, and the value of the other 250,000 shares is being recognized based on the delivery of advertising impressions in the first year of the agreement. In September 2000 HealthGate entered into the second amendment to this agreement. Under the revised agreement, HealthGate has agreed to pay NBCi minimum fees of $5,666,666 in cash in the second year and $5,500,000 in cash in the third year of the agreement for services provided by NBCi in those years. The revised agreement terminates HealthGate's previous obligation to pay NBCi $7,500,000 in each of the second and third years for media fees. The revised agreement also no longer includes contingent payments by HealthGate for more than a minimal number of click-throughs to a co-branded NBCi/HealthGate Web site. HealthGate also agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi's consumer Internet portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base. HealthGate will continue to produce, maintain, update, and provide content for several portions of NBCi's Health Channel section. NBCi will serve and sell all banner advertisements for HealthGate's content within NBCi's Health Channel and a portion of the advertising revenue will be shared with HealthGate. Either NBCi or HealthGate may terminate this agreement if the other party commits a material breach. If NBCi terminates the agreement based on material breach by HealthGate, including, non-payment, insolvency, or failure to deliver or timely update content, HealthGate has agreed to continue to pay NBCi 55% of all fees payable by the Company under the remaining term of the agreement. During the three months and nine months ended September 30, 2000, the Company recorded expense totaling $4.4 million and $10.6 million, respectively, related to this agreement, which includes $1.4 million and $3.4 million, respectively, of non-cash amortization expense related to the stock issued.

     NBCi is owned partially by National Broadcasting Company, a subsidiary of General Electric Company. NBCi and General Electric Company are each principal stockholders of HealthGate.

7.  RELATED PARTY TRANSACTIONS

     On January 1, 2000, the exercise price of a warrant issued to General Electric Company for the purchase of 1,189,800 shares of HealthGate common stock was adjusted from $9.49 to $3.46 per share. As a result of the exercise price adjustment, the fair value of the warrant increased by $1.2 million. This increase was calculated using the Black-Scholes option pricing model, based on an assumed common stock fair value per share of $9.00, 100% volatility, a term of 4.5 years and an interest rate of 5.94%. This incremental value was recorded as marketing and distribution rights, and was amortized over the remaining term of the related development and distribution agreement. During the three months ended September 30, 2000, no warrant expense was recorded because the warrant is fully amortized. During the nine months ended September 30, 2000, HealthGate recorded non-cash amortization expense of approximately $6.0 million related to this warrant.

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

     In December 1999, the United States Securities and Exchange Commission issued Staff Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. SAB 101 will be applicable for HealthGate in the quarter ended December 31, 2000. HealthGate is currently assessing the impact of the guidance in SAB 101, if any; however, HealthGate does not currently anticipate that SAB 101 will have a material effect on the Company's financial position or results of operations.

9.  RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

     Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software

Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the three months ended September 30, 2000, development costs of approximately $0.7 million were capitalized. These costs will be amortized to cost of revenue on a straight-line basis over the one-year life of the related software.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward-looking statements reflect management's current expectations, are based on many assumptions and are subject to certain risks and uncertainties. Factors that might cause or contribute to such differences are described further below and in the periodic reports and registration statements HealthGate files from time to time with the Securities and Exchange Commission, including HealthGate's most recent Form 10-K and most recent registration statement on Form S-1. Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this report on Form 10-Q. HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

OVERVIEW

     HealthGate leverages the Internet to provide the highest quality e-Health solutions to healthcare institutions, corporations and websites by providing web technology that can supply up to date, comprehensive content that is reliable, objective, and credible for professionals, patients, and consumers. The CHOICE e-Health platform is a dynamic integration of the information and technology that helps transform each hospital's static web site into an interactive medical resource for patients and physicians. It provides local hospitals with medical content from an extensive array of health publishers--in the form of condition related articles and topical Webzines--allowing each individual organization to create "e-health communities" by developing closer relationships between its patients, physicians and local health consumers. The CHOICE e-Health platform supports the hospital's goal to be the dominant brand and credible source of healthcare information in the local community. The CHOICE e-Health platform serves as a technology platform for future web initiatives. Additionally, HealthGate's activePress Publishing Services Division provides publishers with Web-enabling services that manage the complexities of converting and distributing traditional healthcare print materials via the Internet.

     The Company distributes its content through a network of Web sites that comprise the HealthGate Network. The HealthGate Network includes (1) customized CHOICE Web sites for institutions, principally hospitals and businesses which are designed as a seamless component of an enterprise client's Web site and, for certain institutions and businesses, complement the healthcare information, products and services they already offer or sell through their own Web sites; (2) portions of the Health Channel section of NBCi's portal; and (3) other third party Web sites to which HealthGate provides its proprietary and licensed content. The Company commercially introduced its CHOICE Web site product in early 1999 and as of September 30, 2000 had delivered 310 CHOICE Web sites to hospitals and other enterprise clients, which includes 191 CHOICE Web sites delivered to HCA (formerly known as Columbia/HCA Healthcare Corporation) hospitals.

     The Company's business model is still in an emerging stage, and revenue and income potential from HealthGate's business is unproven. The Company's limited operating history makes an evaluation of its business and its prospects difficult. Investors should not use the Company's past results as a basis to predict future performance. HealthGate has incurred net losses since its inception and had an accumulated deficit of approximately $69.4 million as of September 30, 2000. The Company expects to incur additional losses for the foreseeable future, and cannot assure investors that it will ever achieve significant revenue or profitability or, if either significant revenue or profitability is achieved, that the Company would be able to sustain them.

     HealthGate recorded deferred compensation of $2.3 millions in the nine months ended September 30, 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically three years. Of the total deferred compensation amount, $63,000 and $0.2 millions was amortized during the three months ended September 30, 2000 and September 30, 1999, respectively and $0.3 millions and $0.5 millions was amortized during the nine months ended September 30, 2000 and 1999, respectively. These amounts were recorded as stock based compensation. The Company currently expects to amortize the remaining amounts of deferred compensation as of September 30, 2000 as follows:

  October 1, 2000 - December 31, 2000.....................   $  59,000
  January 1, 2001 - December 31, 2001.....................   $ 235,000
  January 1, 2002 - March 31, 2002........................   $  18,000

     On January 1, 2000, the exercise price of a warrant issued to General Electric Company was adjusted from $9.49 to $3.46 per share, pursuant to the terms of the warrant. As a result of this exercise price adjustment, the fair value of the warrant increased by $1.2 million. This incremental value was recorded as marketing and distribution rights, and will be amortized over the remaining term of the related development and distribution agreement. During the nine months ended September 30, 2000, the Company recorded amortization expense of $6.0 million related to this warrant. During the three months ended September 30, 2000 no amortization was recorded, as the warrant was fully amortized. During the three months and nine months ended September 30, 1999, the Company recorded $2.6 million and $2.9 million respectively, related to this warrant.

     During the three months and nine months ended September 30, 2000, the Company also recorded amortization expense of $1.1 million and $3.4 million, respectively, related to a warrant for the purchase of 1,941,035 shares of the Company's common stock, which was issued to HCA in 1999 in connection with a marketing and reseller agreement.

     On February 2, 2000, in connection with an e-commerce/sponsorship agreement dated December 14, 1999. HealthGate received 996,348 shares of Series H preferred stock in Medical Self Care, Inc. ("SelfCare"), a privately held provider of health related products and services. HealthGate originally recorded these shares at cost, subject to periodic review, at a value of approximately $3.5 million when received, in August 2000. HealthGate filed suit against SelfCare in U.S. District Court in Boston, Massachusetts, seeking damages due to SelfCare's breaches of the e-commerce/sponsorship agreement. The litigation followed HealthGate's notice of termination of the agreement based on SelfCare's failure to pay fees due under the agreement, and filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare is entitled to recind the agreement and that HealthGate is not entitled to terminate the agreement and is not entitled to post-contract remedies. HealthGate has removed the California action to federal court and moved to dismiss, stay or transfer it to Massachusetts. HealthGate intends to vigorously assert its rights in this matter. However, due to the uncertainty of this matter, HealthGate concluded that its investment in SelfCare was impaired. Accordingly, HealthGate recorded a charge in the three months ended September 30, 2000 to write-off the carrying value of this investment. Additionally, revenue recognition related to services provided to SelfCare was suspended during the third quarter of fiscal 2000.

RESULTS OF OPERATIONS

     During the three months and nine months ended September 30, 2000 and 1999, HealthGate experienced growth in its business and introduced new services. Therefore, while comparisons are drawn below, in many instances meaningful conclusions cannot be drawn from them.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

     Total revenue was $2.3 million for the three months ended September 30, 2000 compared to $0.7 million for the three months ended September 30, 1999, an increase of $1.6 million or 229%. Services revenue for the three months ended September 30, 2000 increased to $1.9 million from $0.5 million for the three months ended September 30, 1999, due primarily to an increase in the revenue derived from CHOICE Web site development, implementation and hosting, including revenue of $0.9 million during the quarter ended September 30, 2000 related to HealthGate's arrangement with HCA. Advertising, sponsorship and e-commerce revenue increased to $0.4 million in the three months ended September 30, 2000 from $0.2 million in the three months ended September 30, 1999. In the three months ended September 30, 2000, two customers represented 47% of total revenue, HCA (38%) and Blackwell Science (9%). In the three months ended September 30, 1999, two customers represented 36% of total revenue, Blackwell Science (26%) and WebMD (10%). Related party revenue was $0.3 million and $0.2 million for the three months ended September 30, 2000 and 1999, respectively. The three months ended September 30, 2000 included related party revenue of $0.2 million and $0.1 million from Blackwell Science and GE, respectively. The three months ended September 30, 1999 included related party revenue of $0.2 million from Blackwell Science.

COSTS AND EXPENSES

     COST OF REVENUE. Cost of revenue consists primarily of costs involved with providing Web services, royalties associated with licensed content, and related equipment and software costs. Cost of revenue increased to $1.1 million in the three months ended September 30, 2000 from $0.6 million in the three months ended September 30, 1999, due primarily to higher royalty expenses for licensed content and depreciation on new equipment purchases to support the Company's increased service offerings and increased revenue. As a percentage of total revenue, cost of revenue decreased from 83% for the three months ended September 30, 1999 to 46% for the three months ended September 30, 2000.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's Web-based service offerings. Research and development expenses increased to $1.3 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999, due primarily to salaries and related costs from the addition of technical and development personnel and consultants. During the three months ended September 30, 2000, development costs of $0.7 million were capitalized. These costs will be amortized on a straight-line basis over the one-year life of the related software.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses increased to $6.9 million in the three months ended September 30, 2000 from $1.1 million in the three months ended September 30, 1999. This increase was primarily due to expenses of $4.4 million associated with the Company's agreement with NBCi for the three months ended September 30, 2000, which includes $1.4 million of non-cash amortization charges associated with the shares of HealthGate common stock issued to NBCi in November 1999. This increase was also due to higher salaries and related costs associated with increased staffing to support the increased volume in business.

     GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses increased to $1.2 million in the three months ended September 30, 2000 from $0.5 million in the three months ended September 30, 1999. This increase was due primarily to salaries and related costs for newly hired personnel, increased professional service fees, and costs associated with being a public company.

     MARKETING AND DISTRIBUTION RIGHTS AMORTIZATION. During the three months ended September 30, 2000, non-cash amortization expense of $1.1 million was recorded in connection with the warrants issued to HCA in November 1999. During the three months ended September 30, 1999, non-cash amortization expense of $2.6 million was recorded related to the warrants issued to GE.

     STOCK BASED COMPENSATION. During the three months ended September 30, 2000 and 1999, the Company recorded stock based compensation expense totaling $0.1 million and $0.2 million, respectively. The remaining deferred compensation balance at September 30, 2000 is being amortized over the vesting period of the individual options. See further discussion under "Overview," above.

INTEREST AND OTHER INCOME (EXPENSE), NET

          Interest and other income (expense), net, for the three months ended September 30, 2000 was income of $0.3 million compared to expense of $0.1 million for the three months ended September 30, 1999, including debt discount and issuance cost amortization totaling $23 thousand related to the Company's long-term note payable. This improvement is the result of the Company's ability to repay its long-term debt and maintain cash investments in the current year with the proceeds received from the Company's initial public offering and concurrent private placement in January 2000.

INCOME TAXES

          HealthGate has incurred significant losses for all periods from inception through September 30, 2000. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company's lack of earnings history.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

     Total revenue was $8.3 million for the nine months ended September 30, 2000 compared to $1.7 million for the nine months ended September 30, 1999, an increase of approximately $6.6 million or 388%. Services revenue for the nine months ended September 30, 2000 increased to $5.4 million from $1.2 million for the nine months ended September 30, 1999, due primarily to an increase in the revenue derived from CHOICE Web site development, implementation and hosting, including revenue of $2.6 million in 2000 related to the Company's arrangement with HCA. Advertising, sponsorship and e-commerce revenue increased to $2.9 million for the nine months ended September 30, 2000 from $0.5 million for the nine months ended September 30, 1999. In the nine months ended September 30, 2000, two customers represented (52%) of total revenue, HCA (32%) and SelfCare (20%) (however, no revenue was recorded for SelfCare in the three months ended September 30, 2000 - see "Legal Proceedings," below). In the nine months ended September 30, 1999, two customers represented (36%) of total revenue, Blackwell Science (26%) and WebMD (10%). Related party revenue was $0.9 million and $0.6 million for the nine months ended September 30, 2000 and 1999, respectively. The nine months ended September 30, 2000 included related party revenue of $0.6 million and $0.3 million from Blackwell Science and GE, respectively. The nine months ended September 30, 1999 included related party revenue of $0.6 million from Blackwell Science.

COSTS AND EXPENSES

     COST OF REVENUE. Cost of revenue increased to $3.5 million for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999, due primarily to higher royalty expenses for licensed content and depreciation on new equipment purchases to support the Company's increased service offerings. Cost of revenue as a percentage of revenue decreased from 83% for the nine months ended September 30, 1999 to 42% for the nine months ended September 30, 2000.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased to $5.1 million in the nine months ended September 30, 2000 from $2.8 million in the nine months ended September 30, 1999, due primarily to salaries and related costs from the addition of technical and development personnel and consultants. During the nine months ended September 30, 2000, development costs totaling $0.7 million were capitalized. These costs will be amortized on a straight-line basis over the one-year life of the related software.

     SALES AND MARKETING. Sales and marketing expenses increased to $17.0 million in the nine months ended September 30, 2000 from $2.7 million in the nine months ended September 30, 1999. This increase was primarily due to expenses associated with the Company's agreement with NBCi of $10.6 million in 2000, which includes $3.4 million of non-cash amortization charges associated with the shares of HealthGate common stock issued to NBCi in November 1999. This increase was also due to higher salaries and related costs associated with newly hired sales and marketing personnel.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.3 million in the nine months ended September 30, 2000 from $1.5 million in the nine months ended September 30, 1999. This increase was due primarily to salaries and related costs for newly hired personnel, increased professional service fees, and costs associated with being a public company.

     MARKETING AND DISTRIBUTION RIGHTS AMORTIZATION. During the nine months ended September 30, 2000, non-cash amortization expense of $6.0 million and $3.4 million was recorded in connection with the warrants issued to General Electric Company and HCA, respectively. During the nine months ended September 30, 1999, non-cash amortization expense of $2.9 million was recorded related to the warrant issued to General Electric Company.

     STOCK BASED COMPENSATION. During the nine months ended September 30, 2000 and 1999, HealthGate recorded stock based compensation expense totaling $0.3 million and $0.5 million respectively. The remaining deferred compensation balance at September 30, 2000 is being amortized over the vesting period of the individual options. See further discussion under "Overview," above.

UNAMORTIZED DEBT DISCOUNT WRITE OFF

     In February 2000, HealthGate repaid its $2.0 million long-term note payable, and wrote off the remaining unamortized debt discount of approximately $0.5 million.

INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net, for the nine months ended September 30, 2000 was income of $0.9 million compared to expense of $0.3 million for the nine months ended September 30, 1999, including debt discount and issuance cost amortization totaling $64 thousand related to the Company's long-term note payable. This improvement is the result of the Company's ability to repay its long-term debt and maintain cash investments in the current year with the proceeds received from the Company's initial public offering and concurrent private placement in January 2000.

INCOME TAXES

     HealthGate has incurred significant losses for all periods from inception through September 30, 2000. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company's lack of earnings history.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception and prior to HealthGate's January 2000 initial public offering and concurrent private sale of common stock, operations were primarily financed by the private placement of debt and equity securities. In January 2000, HealthGate completed its initial public offering of common stock and a concurrent private placement of common stock and realized net proceeds of approximately $44.6 million. In addition, in connection with the conversion of then outstanding preferred stock, the Company paid cash for accrued dividends on Series E preferred stock totaling $0.5 million. A portion of the net proceeds was used to repay a $2.0 million long-term note payable, which was secured by substantially all of the Company's tangible and intangible assets. During 1999, HealthGate generally financed computer and related hardware needs through equipment lease financing arrangements, however, in the nine months ended September 30, 2000, HealthGate has paid cash for most of its computer and hardware needs. HealthGate entered into capital leases for computer equipment totaling
$88,000 and $523,000 during the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000, HealthGate had approximately $19.8 million in marketable securities and approximately $0.9 million of cash and cash equivalents.

     For the nine months ended September 30, 2000, the cash used in operations was $17.1 million. Cash used during this period was primarily due to the net loss of $33.4 million, offset partially by depreciation and amortization of $13.3 million, non-cash stock-based compensation expense of $0.3 million, write off of unamortized debt discount of $0.5 million related to the repayment of a long-term note payable, charge for impaired investment of $3.5 million, revenue associated with equity investments of $1.4 million, an increase of $2.7 million in accounts receivable, an increase of $3.1 million in prepaid advertising, an increase of in $0.7 million in prepaid expenses and other current assets, a decrease of $2.1 million in deferred offering costs related to the initial public offering, an increase of $1.4 million in accounts payable, a decrease of $0.1 million in customer deposits for CHOICE Web sites, an increase of $1.6 million in accrued payroll and accrued expenses and an increase of $1.7 million in deferred revenue.

     For the nine months ended September 30, 1999, the cash used in operations was $5.4 million. Cash used during this period was primarily due to the net loss of $10.5 million offset partially by depreciation and amortization of $3.4 million, non-cash stock-based compensation expense of $0.5 million, an increase of $0.3 million in accounts receivable, an increase of $1.4 million in deferred offering cost related to the initial public offering, an increase in other assets of $0.1 million, an increase of $1.4 million in accounts payable, an increase of $0.6 million in customer deposits for CHOICE Web sites, an increase of $0.6 million in accrued payroll and other expenses and an increase of $0.6 million in deferred revenue. Increases in operating assets and liabilities were primarily due to the growth of business and operations during the first nine months of 2000 and 1999.

     Cash used for investing activities consisted primarily of marketable securities of $49.3 million in the nine months ended September 30, 2000, proceeds from sales and maturities of marketable securities of $29.5 million in the nine months ended September 30, 2000, and property and equipment purchases of $3.9 million and $0.4 million in the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000 and 1999, the Company also entered in to capital leases for computer equipment totaling $88,000 and $520,000, respectively.

     At September 30, 2000, HealthGate had outstanding commitments under capital leases of $0.6 million and under operating leases for equipment and office space of $4.5 million. In addition, future minimum payments under content license agreements were approximately $2.7 million at September 30, 2000. HealthGate expects that its commitments under content licensing may increase as the Company expands its content libraries.

     In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBC Internet, Inc. ("NBCi"). Under the original agreement, NBCi was to provide various services to promote HealthGate's name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate paid Snap a minimum cash fee of $10,000,000 plus a $250,000 production and content integration fee, and in November 1999 HealthGate issued to Snap 500,000 shares of its common stock. The value of these shares was $4,500,000 at the time of issuance, which was recorded as prepaid advertising. The value of 250,000 shares is being amortized as sales and marketing expense on a straight-line basis over the first year of the agreement and the value of the other 250,000 shares is being recognized based on the delivery of advertising impressions in the first year of the agreement. In September 2000 HealthGate entered into the second amendment to this agreement. Under the revised agreement, HealthGate has agreed to pay NBCi minimum fees of $5,666,666 in cash in the second year and $5,500,000 in cash in the third year of the agreement for services provided by NBCi in those years. The revised agreement terminates HealthGate's previous obligation to pay NBCi $7,500,000 in each of the second and third years of the agreement for media fees. The revised agreement also no longer includes contingent payments by HealthGate for more than a minimal number of click-throughs to a co-branded NBCi/HealthGate Web site. HealthGate also agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi's consumer Internal portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base. HealthGate will continue to produce, maintain, update, and provide content for several portions of NBCi's Health Channel section. NBCi will serve and sell all banner advertisements for HealthGate's content within NBCi's Health Channel and a portion of the advertising revenue will be shared with HealthGate. Either NBCi or HealthGate may terminate this agreement if the other party commits a material breach. If NBCi terminates the agreement based on material breach by HealthGate, including, non-payment, insolvency, or failure to deliver or timely update content, HealthGate has agreed to continue to pay NBCi 55% of all fees payable by HealthGate under the remaining term of the agreement. During the three months and nine months ended September 30, 2000, the Company recorded expense totaling $4.4 million and $10.6 million, respectively, related to this agreement, which includes $1.4 million and $3.4 million, respectively, of non-cash amortization expense related to the stock issued.

     At September 30, 2000, the Company has $20.7 million of cash and marketable securities and $15.0 million of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. For the year ended December 31, 1999, the Company incurred a loss from operations of $16.3 million, and negative cash flow from operations of $5.7 million. For the nine months ended September 30, 2000, the Company incurred a loss from operations of $30.3 million and negative cash flows from operations of $17.1 million. As of December 31, 1999 and September 30, 2000, the Company had accumulated deficits of $35.9 million and $69.4 million, respectively.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the existing and new application and service offerings, and reductions in discretionary spending. The Company currently anticipates its cash resources will be sufficient to meet the presently anticipated working capital, capital expenditures and business expansion requirements for at least the next twelve months. However, the Company may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending will have a material adverse effect on HealthGate's ability to continue as a going concern and to achieve its intended business objectives.

YEAR 2000 COMPLIANCE READINESS DISCLOSURE

     In late 1999, HealthGate completed its planning and testing of systems to become Year 2000 ready. The Company has not experienced any significant disruptions in critical information technology and non-information technology systems or any significant Year 2000 related problems. To date, the Company has not incurred any material costs in identifying or evaluating Year 2000 compliance issues, planning or testing. The Company presently does not anticipate that future expenditures will be material. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its products and systems and those of its suppliers and vendors throughout the Year 2000 for any latent Year 2000 matters that may arise.

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

     In December 1999, the United States Securities and Exchange Commission issued Staff Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. SAB 101 will be applicable for HealthGate in the quarter ended December 31, 2000. HealthGate is currently assessing the impact of the guidance in SAB 101, if any; however, HealthGate does not currently anticipate that SAB 101 will have a material effect on the Company's financial position and results of operations.

RISKS RELATED TO OUR BUSINESS

     HealthGate operates in a highly competitive and rapidly evolving Internet industry. The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

     FAILURE TO GENERATE SUFFICIENT REVENUES, RAISE ADDITIONAL CAPITAL OR REDUCE CERTAIN DISCRETIONARY SPENDING WILL HAVE A MATERIAL ADVERSE EFFECT ON HEALTHGATE'S ABILITY TO CONTINUE AS A GOING CONCERN AND TO ACHIEVE ITS INTENDED BUSINESS OBJECTIVES. At September 30, 2000, the Company has $20.7 million of cash and marketable securities and $15.0 million of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 1, 1999, the Company incurred a loss from operations of $16.3 million, and negative cash flow from operations of $5.7 million. For the nine months ended September 30, 2000, the Company incurred a loss from operations of $30.3 million and negative cash flows from operations of $17.1 million. As of December 31, 1999 and September 30, 2000, the Company had accumulated deficits of $35.9 million and $69.4 million, respectively.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the existing and new application and service offerings, and reductions in discretionary spending. The Company currently anticipates its cash resources will be sufficient to meet the presently anticipated working capital, capital expenditures and business expansion requirements for at least the next twelve months. However, the Company may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     THE QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY AFFECT THE MARKET PRICE OF HEALTHGATE'S COMMON STOCK IN A MANNER UNRELATED TO THE COMPANY'S LONG-TERM PERFORMANCE. The Company expects quarterly revenue, expenses and operating results to fluctuate significantly in the future, which could affect the market price of the common stock in a manner unrelated to the Company's long-term operating performance. Quarterly fluctuations could result from a number of factors, including:

o The amount and timing reductions of discretionary spending reductions;

o Addition of new content providers or changes in the Company's relationships with its most important content providers, which may require more expenditures in the early stages of these relationships;

o The amount and timing of expenses required to integrate operations and technologies from acquisitions, joint ventures or other business combinations or investments.

     Although HealthGate does not plan a major increase in spending related to operations, the expense levels in part are based upon the Company's expectations concerning future revenue and these expense levels are predominantly fixed in the short-term. If the Company has lower revenue than expected, HealthGate may not be able to reduce spending in the short-term in response. Any shortfall in revenue would have a direct impact on HealthGate's results of operations. In this event, the price of the Company's common stock may fall.

     THE SUCCESS OF THE COMPANY'S BUSINESS WILL DEPEND ON HEALTHGATE'S ABILITY TO SELL A SUBSTANTIAL NUMBER OF CHOICE WEB SITES. A key element of the Company's strategy is to expand the HealthGate Network by establishing co-branded CHOICE Web sites. HealthGate commercially introduced the CHOICE Web site product in early 1999 and as of September 30, 2000 had delivered 310 CHOICE Web sites to hospitals and other enterprise clients, including 191 to HCA. The Company cannot guarantee that it will be successful in selling advertising or sponsorship on these or additional sites in the future.

     HealthGate's CHOICE product is relatively new and unproven and HealthGate cannot assure the investor that HealthGate will be able to sell additional CHOICE products without lowering the price of the product. HealthGate's CHOICE product is an important part of the Company's business model and if HealthGate is unable to sell a substantial number of CHOICE Web sites, HealthGate's business prospects, results of operations and the market price of the Company's common stock could be materially adversely affected.

     HEALTHGATE FACES INTENSE COMPETITION IN PROVIDING THE COMPANY'S INTERNET-BASED HEALTHCARE INFORMATION PRODUCTS AND SERVICES AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY. The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990s, the number of Web sites on the Internet competing for users' attention has proliferated with no substantial barriers to entry. There are more than 15,000 Web sites offering users healthcare content, products and services, and HealthGate expects that competition will continue to grow. With low barriers to entry in a relatively new and rapidly evolving industry, the types of entities against which HealthGate competes, directly and indirectly, for subscribers, consumers, content and service providers, advertisers, sponsors and acquisition candidates ranges from traditional healthcare print publishers and distributors, to health focused and general Web sites, to large healthcare information companies.

     Many of the Company's competitors enjoy significant competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services, longer operating histories, greater brand recognition, and larger customer bases.

     HealthGate also competes with other Web sites, traditional print media and other sources of healthcare information for a share of total advertising budgets. If advertisers perceive the Internet or the HealthGate Network to be limited or ineffective advertising media, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on the HealthGate Network.

     HEALTHGATE'S BUSINESS IS EXPANDING AND THE COMPANY'S BUSINESS PROSPECTS MAY SUFFER IF IT IS NOT ABLE TO EFFECTIVELY MANAGE THE GROWTH OF OUR OPERATIONS AND SUCCESSFULLY ATTRACT AND RETAIN KEY PERSONNEL. Since HealthGate began its business in 1994, the Company has significantly expanded its operations over a short period of time. HealthGate has grown from 3 employees at the end of 1994 to 104 full-time employees as of September 30, 2000. During the third quarter of 2000, Veronica Zsolcsak joined HealthGate's management as Chief Financial Officer. Gerald E. Bisbee, Jr., Ph.D. and William G. Nelson, Ph.D. have also been recently elected to HealthGate's Board of Directors. HealthGate's growth has placed a substantial strain on its management, operational and financial resources and systems. HealthGate's future success will depend in large part on HealthGate's ability to implement, improve and effectively utilize its operational, management, marketing and financial resources and systems and train and manage its employees. HealthGate cannot guarantee that its management team will be able to effectively manage the growth of the Company's operations or that its systems, procedures and controls will be adequate to support its expanding operations.

     HealthGate's future success also depends on the Company's ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, editorial, marketing and customer service personnel. Competition for highly skilled personnel is intense. In particular, skilled technical employees are highly sought after in the Boston area, and the Company cannot guarantee that it will be able to attract or retain these employees.

     HEALTHGATE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT THE COMPANY'S GROWTH AND ACQUISITION STRATEGY. Key elements of HealthGate's growth strategy include making acquisitions of, or significant investments in, complementary companies, products or technologies to increase the Company's content libraries, technological capabilities and customer base and entering into other strategic affiliations. To date, HealthGate has not made any major acquisitions or investments. For the Company's acquisition strategy to be successful, HealthGate will need to identify content sources, technologies and businesses that are complementary to the Company's, integrate disparate technologies and corporate cultures and possibly manage a geographically dispersed company. HealthGate may also lose key employees while integrating any new companies. For these reasons, the Company may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. Simultaneously pursuing acquisitions, strategic affiliations and other elements of HealthGate's growth strategy could be expensive, time consuming and may strain the Company's resources. If HealthGate is not successful in implementing its growth and acquisition strategy, the Company's business, results of operations and the market price of the Company's common stock could be adversely affected.

     In addition, the Company may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could adversely affect its results of operations and the market price of the Company's common stock.

     THE PERFORMANCE OF HEALTHGATE'S WEB SITES AND COMPUTER SYSTEMS IS CRITICAL TO ITS BUSINESS AND THE BUSINESS WILL SUFFER IF THE COMPANY EXPERIENCES SYSTEM FAILURES. The performance of HealthGate's Web sites and computer systems is critical to the Company's reputation and ability to attract and retain users, customers, advertisers and subscribers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which often experience development delays and may contain undetected errors or failures when introduced into the Company's existing systems. Although HealthGate has only experienced one minor unscheduled service interruption of approximately four hours since the beginning of 1998, the Company cannot guarantee that it will not experience more significant service interruptions in the future. The Company is also dependent upon Web browsers and Internet service providers to provide Internet users access to its Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. The Company also depends on certain information providers to deliver information and data feeds to it on a timely basis. HealthGate Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of the Company's content or an increase in response time on the Company's Web sites could cause it to lose potential or existing users, customers, advertisers or subscribers and could result in damage to its reputation and brand name or a decline in the Company's stock price.

     In March 1999, HealthGate entered into an Internet Data Center Services Agreement with Exodus Communications, Inc. to house all of the Company's central computer facility servers at Exodus's Internet Data Center in Waltham, Massachusetts. HealthGate does not presently maintain fully redundant systems at separate locations, so the Company's operations depend on Exodus's ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers, Exodus does not guarantee that HealthGate's Internet access will be uninterrupted, error-free or secure. HealthGate has also developed a disaster recovery plan to respond to system failures. HealthGate cannot guarantee that its disaster recovery plan is capable of being implemented successfully. HealthGate cannot guarantee that the Company's insurance will be adequate to compensate it for all losses that may occur as a result of any system failure.

     HEALTHGATE RETAINS CONFIDENTIAL CUSTOMER INFORMATION IN THE COMPANY'S DATABASE AND IF IT FAILS TO PROTECT THIS INFORMATION AGAINST SECURITY BREACHES HEALTHGATE MAY LOSE CUSTOMERS. HealthGate retains confidential customer information in its database. Therefore, it is critical that the Company's facilities and infrastructure remain secure and that they are perceived by consumers to be secure. Despite the implementation of security measures, the Company's infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage HealthGate's reputation or result in liability to the Company. HealthGate believes that maintaining the trust of its customers is important for it to be able to grow the Company's business and, therefore, HealthGate believes that any damage to its reputation or liability arising from one or more security breaches could adversely affect the Company's business, results of operations and the market price of the Company's common stock.

     HEALTHGATE'S BUSINESS PROSPECTS MAY SUFFER IF THE COMPANY IS NOT ABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS IN THE INTERNET INDUSTRY. The Internet industry is characterized by rapid technological developments, evolving industry standards, changes in user and customer requirements and frequent new service and product introductions and enhancements. The introduction of new technology or the emergence of new industry standards and practices could render the Company's systems and, in turn, its products and services, obsolete and unmarketable or require the Company to make significant unanticipated investments in research and development to upgrade its systems in order to maintain the marketability of its products. To be successful, the Company must continue to license or develop leading technology, enhance its existing products and services and respond to emerging industry standards and practices on a timely and cost-effective basis. If the Company is unable to successfully respond to these developments, particularly in light of the rapid technological changes in the Internet industry generally and the highly competitive market in which it operates, the Company's business, results of operations and the market price of the Company's common stock could be adversely affected.

     HEALTHGATE MAY BE SUBJECT TO LIABILITY FOR INFORMATION RETRIEVED FROM THE HEALTHGATE NETWORK. As a publisher and distributor of online information, HealthGate may be subject to third party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied by the Company. HealthGate could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online service providers in the past. HealthGate could be subject to liability with respect to content that may be accessible through the Company's Web site or third party Web sites in the HealthGate Network. For example, claims could be made against HealthGate if material deemed inappropriate for viewing by children could be accessed through the Company's Web sites or if a professional, patient or consumer relies on healthcare information accessed through the HealthGate Network to their detriment. Even if any of the kinds of claims described above do not result in liability to the Company, HealthGate could incur significant costs in investigating and defending against them and in implementing measures to reduce its exposure to this kind of liability. The Company's insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify HealthGate for all liability that may be imposed.

     HEALTHGATE DEPENDS ON THE COMPANY'S CONTENT PROVIDERS, AS THE SUCCESS OF HEALTHGATE'S BUSINESS DEPENDS ON ITS ABILITY TO PROVIDE A COMPREHENSIVE LIBRARY OF HEALTHCARE INFORMATION. With the exception of the Company's Healthy Living series of Webzines, HealthGate licenses all of its content from third parties. With a few exceptions, these licenses are generally non-exclusive, have an initial term of one year and are renewable. In addition, a significant number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. HealthGate cannot guarantee that it will be able to continue to license its present content or sufficient additional content to provide a diverse and comprehensive library. In the future, HealthGate may not be able to license content at reasonable cost. In addition, one or more of the Company's publishers or other content providers may grant one of the its competitors an exclusive arrangement with respect to a significant database or periodical, or elect to compete directly against HealthGate by making its content exclusively available through its own Web site. Presently, HealthGate believes it would be difficult to replace the Weekly Briefings from the New England Journal of Medicine(TM) and the journals made available by Blackwell Science with other journals of the same reputation. These sources are committed to HealthGate through April 2002 and December 2001, respectively, but if either of them chooses not to renew the agreements they have with the Company, HealthGate's business could be adversely affected because the quality of the Company's content is important in attracting online users, sponsors, advertisers and CHOICE customers.

     THE MAJORITY OF HEALTHGATE'S REVENUE HAS HISTORICALLY BEEN DERIVED FROM A FEW CUSTOMERS AND THE LOSS OF ANY OF THESE CUSTOMERS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. Historically, HealthGate has generated a substantial portion of its revenue from a few customers. For the nine months ended September 30, 2000, three customers, HCA (a HealthGate warrant holder), SelfCare, and Blackwell Science (also a stockholder), accounted for 32%, 20%, and 7%, respectively, of the Company's total revenue. HealthGate expects to continue to generate a substantial portion of its revenue in the near future from HCA and Blackwell Science and the loss of either of them could adversely affect the Company's business. All of the revenue from SelfCare was recognized in the first six months of 2000 for services provided by HealthGate under the e-commerce/ sponsorship agreement with SelfCare. HealthGate provided SelfCare notice of termination of the agreement based upon SelfCare's failure to pay fees under the agreement. Subsequently, litigation has been commenced concerning the agreement. See "Legal Proceedings," below. The failure to continue to receive revenues from SelfCare resulted in slower revenue growth for HealthGate in the three months ended September 30, 2000.

     HEALTHGATE'S BUSINESS MAY BE ADVERSELY AFFECTED IF THE COMPANY IS NOT ABLE TO EFFECTIVELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS. HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company's "HealthGate," "HealthGate Data," "CHOICE," "MedGate," "ReADER" and its HealthGate logo trademarks in the U.S. and the Company has pending a U.S. application for its "activePress" trademark. Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate's proprietary rights to the same extent, as do the laws of the United States.

     Although HealthGate believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claim that the Company has violated a patent or infringed a copyright, trademark or other proprietary rights belonging to them. These claims, even if they are without merit, could result in HealthGate spending a significant amount of time and money to dispose of them. In July 1999, HealthGate received a letter from a company (the "Holder") claiming ownership of a patent that claims exclusive rights to all electronic methods of on-demand remote retrieval of graphic and audiovisual information. The letter asserted that the use of HealthGate's Web site, www.healthgate.com, induces users to infringe the patent. In the letter, the Holder offered to license the patent perpetually and retroactively to HealthGate for a one-time fee of between $50,000 and $150,000 depending upon the number of "hits" per day on the Company's web site. There has been no recent activity on this matter and at this time, HealthGate is unable to predict its outcome.

     HEALTHGATE'S BUSINESS MAY BE ADVERSELY AFFECTED IF THE COMPANY IS UNABLE TO CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR THE DEVELOPMENT OF PRODUCT AND SERVICE ENHANCEMENTS. HealthGate relies on a variety of technologies that are licensed from third parties, including the Company's database software and Internet server software, which is used in HealthGate's Web sites to perform key functions. These third party licenses may not be available to HealthGate on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements, interactive tools and other features until equivalent technology could be licensed or developed.

     THE SUCCESS OF HEALTHGATE'S BUSINESS WILL DEPEND ON THE COMPANY'S ABILITY TO SELL SPONSORSHIP ON CHOICE WEB SITES AND GENERATE ADVERTISING INCOME FROM NBCi. HealthGate derived approximately 33% of its revenue in the nine months ended September 30, 2000 from the sale of general and targeted banner advertising and sponsorships of discrete topic areas on the HealthGate Network. Under the Company's sponsorship arrangements, a sponsor's name or a message selected by the sponsor is included on each page of the topic area together with a click-through link to the sponsor's Web site. Additionally, HealthGate receives a share of the advertising revenue sold by NBCi and appearing with the content HealthGate provides to portions of the Health Channel section of NBCi's portal Web site.

HealthGate's future success depends on the Company's ability to generate and increase revenue from advertising and sponsorship, which will depend on a number of factors, including:

o        The development of the Internet as an advertising medium;

o The amount of traffic on the HealthGate Network and the number of registered and unique users of the Company's content; and

o HealthGate's ability to achieve and demonstrate registered and unique user demographic characteristics that are attractive to sponsors and advertisers.

     HEALTHGATE'S BUSINESS PROSPECTS DEPEND ON THE USE OF THE INTERNET AS AN ADVERTISING MEDIUM. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to Internet-based advertising. Therefore, it is too early to know whether advertisers or advertising agencies will be persuaded to allocate portions of their budgets to Internet-based advertising or, if so persuaded, whether they will find Internet-based advertising to be an effective means of promoting their products and services relative to traditional print and broadcast media. Acceptance of the Internet among advertisers and advertising agencies will depend, to a large extent, on the level of use of the Internet by consumers and upon growth in the commercial use of the Internet, neither of which has yet been proven. Additionally, there is intense competition for advertising revenue on high-traffic Web sites, which has resulted in significant price competition.

     GOVERNMENT REGULATION OF THE INTERNET MAY RESULT IN INCREASED COSTS OF USING THE INTERNET, WHICH COULD ADVERSELY AFFECT HEALTHGATE'S BUSINESS. Currently, there are a number of laws that regulate communications or commerce on the Internet. Several telecommunications carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Regulation of this type, if imposed, could substantially increase the cost of communicating on the Internet and adversely affect the Company's business, results of operations and the market price of our common stock.

     PRIVACY-RELATED REGULATION OF THE INTERNET COULD ADVERSELY AFFECT HEALTHGATE'S BUSINESS. Internet user privacy has become an issue both in the United States and abroad. The Federal Trade Commission, Department of Health and Human Services and government agencies in some states and countries have been investigating certain Internet companies regarding their use of personal information. Any regulations imposed to protect the privacy of Internet users may affect the way in which HealthGate currently collects and use personal information.

     The European Union (EU) has adopted a directive that imposes restrictions on the collection and use of personal data, guaranteeing citizens of EU member states certain rights, including the right of access to their data, the right to know where the data originated and the right to recourse in the event of unlawful processing. HealthGate cannot assure the investor that this directive will not adversely affect the Company's activities in EU member states.

     As is typical with most Web sites, HealthGate's Web sites place certain information (cookies) on a user's hard drive without the user's knowledge or consent. Although HealthGate does not currently do so, this technology enables Web site operators to target specific users with a particular advertisement and to limit the frequency with which a user is shown a particular advertisement. Some currently available Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors.

     A feature of HealthGate's Web sites includes the retention of personal information about its users. HealthGate has a stringent privacy policy covering this information. However, if third parties were able to penetrate HealthGate's network security and gain access to, or otherwise misappropriate, its users' personal information, HealthGate could be subject to liability. Such liability could include claims for misuses of personal information, such as for unauthorized marketing purposes or unauthorized use of credit cards. These claims could result in litigation, HealthGate's involvement in which, regardless of the outcome, could require HealthGate to expend significant financial resources. HealthGate could incur additional expenses if new regulations regarding the use of personal information are introduced or if any regulator chooses to investigate HealthGate's privacy practices.

     TAX TREATMENT OF COMPANIES ENGAGED IN INTERNET COMMERCE MAY ADVERSELY AFFECT THE INTERNET INDUSTRY AND THE COMPANY. Tax authorities on the federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, income and other taxes. A federal law passed in October 1998 places a temporary moratorium on certain types of taxation on Internet commerce. HealthGate cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. It is also possible that the governments of other states and foreign countries also might attempt to regulate HealthGate's transmission of content on its Web sites and throughout the rest of the HealthGate Network. Any new legislation, regulation or application or interpretation of existing laws would likely increase HealthGate's cost of doing business and may adversely affect its results of operations and the market price of the Company's common stock.

     HEATHLGATE MAY BE SUBJECT TO LIABILITY FOR CLAIMS THAT THE DISTRIBUTION OF MEDICAL INFORMATION TO CONSUMERS CONSTITUTES PRACTICING MEDICINE OVER THE INTERNET. States and other licensing and accrediting authorities prohibit the unlicensed practice of medicine. HealthGate does not believe that its publication and distribution of healthcare information online constitutes practicing medicine. However, HealthGate cannot guarantee that one or more states or other governmental bodies will not assert claims contrary to its belief. Any claims of this nature could result in HealthGate spending a significant amount of time and money to defend and dispose of them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments. To minimize this risk, HealthGate maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds. In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. HealthGate limits its default risk by purchasing only investment grade securities. As of September 30, 2000, all of HealthGate's investments were in money market funds and interest bearing investment grade securities with an average maturity of less than 6 months. Cash, cash equivalents, and marketable securities were approximately $20.7 million at September 30, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     On August 23, 2000, HealthGate filed suit against Medical Self Care, Inc. ("SelfCare") in U.S. District Court for the District of Massachusetts seeking damages due to SelfCare's breaches of the e-commerce/sponsorship agreement dated as of December 14, 1999 between HealthGate and SelfCare. This litigation followed HealthGate's notice of termination of the agreement based on SelfCare's failure to pay fees due under the agreement, and the August 22, 2000 filing of an action by SelfCare against HealthGate in Superior Court of the State of California, City and County of San Francisco, seeking a declaratory judgment that SelfCare is entitled to rescind the agreement and that HealthGate is not entitled to terminate the agreement and is not entitled to post-contract remedies. HealthGate has removed the California state action to U.S. District Court for the Northern District of California, San Francisco Division, and has moved to dismiss, stay or transfer the action to the U.S. District Court for the District of Massachusetts. SelfCare has filed a motion with the U.S. District Court for the District of Massachusetts to dismiss, stay or transfer that action to the U.S. District Court, Northern District of California.

     HealthGate intends to vigorously assert its rights in this matter.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 31, 2000, HealthGate closed its initial public offering of 3,750,000 shares of its common stock. The initial public offering price was $11.00 per share and the aggregate initial public offering proceeds were $41.2 million. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to HealthGate from the initial public offering were approximately $35.8 million.

     The funds from the initial public offering have been the principal source of liquidity for HealthGate during the nine months ended September 30, 2000 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report. Other proceeds from the offering have been invested in interest bearing, investment grade securities.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS

           The following exhibits are included:

             10.40 Second Amendment to Snap Strategic Alliance
                   Agreement dated as of September 1, 2000 by and
                   Among Snap! LLC, Xoom.com, Inc., NBC Internet, Inc.
                   and the Registrant (excluding Exhibits)       Filed Herewith
             10.41 Amendment to Registrant's 1994 Stock Option Plan
                   (filed as Exhibit 4.3 to Registrant's Registration
                   statement on Form S-8 filed on November 1, 2000)
             11.1  Loss per share                                Filed Herewith
             27.1  Financial Data Schedule                       Filed Herewith

           (b)      REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by HealthGate during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HEALTHGATE DATA CORP.

Dated:  November 13, 2000        By:  /s/ William S. Reece
                                 ------------------------------
                                 William S. Reece
                                 Chairman of the Board of Directors and
                                 Chief Executive Officer

Dated:  November 13, 2000        By:  /s/ Veronica Zsolcsak
                                 ------------------------------
                                 Veronica Zsolcsak
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)