Form 10-K
period 2000-12-31
HEALTHGATE DATA CORP
filed 2001-04-02
CIK 1081630

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-28701

                             HEALTHGATE DATA CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     04-3220927
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
     incorporation or organization)

          25 CORPORATE DRIVE,                                  01803
               SUITE 310,                                    (Zip Code)
       BURLINGTON, MASSACHUSETTS
(Address of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 685-4000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K /X/

    The aggregate market value of the common stock held by persons other than affiliates as of the Registrant, as of March 26, 2001 was approximately
$2.6 million (based on the last sale price of the Registrant's common stock on the NASDAQ National Market on that date).

    The number of shares outstanding of the registrant's common stock as of March 26, 2001 was 17,983,998.

    DOCUMENTS INCORPORATED BY REFERENCE

    Certain information in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Registrant's 2001 Annual Meeting of Shareholders is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   20
Item 4    Submission of Matters to a Vote of Security Holders.........   20
          Executive Officers of the Registrant........................   21

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................   22
Item 6.   Selected Consolidated Financial Data........................   23
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   24
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   34
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   34

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   34
Item 11.  Executive Compensation......................................   34
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   34
Item 13.  Certain Relationships and Related Transactions..............   34

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   35
          Signatures..................................................   39
          Financial Statements........................................  F-1

FORWARD-LOOKING STATEMENTS

    This Form 10-K contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward-looking statements reflect management's current expectations, are based on many assumptions and are subject to certain risks and uncertainties, including among other things, HealthGate's ability to generate sufficient revenue; the Company's ability to sell a substantial number of CHOICE Web sites; reliance on expected and continuing growth of HealthGate's Syndication business; HealthGate's ability to develop and implement its Intelligent eContent strategic initiative; unpredictability of quarter-to-quarter results; the Company's ability to attract and retain key personnel; competition; reliance on the continued growth of the Internet, computer systems and software; reliance on content providers and strategic alliances; and HealthGate's ability to maintain its listing on the NASDAQ market system. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the sections "Business--Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Investors should carefully review the risks described in the other documents the Company files from time to time with the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this report on Form 10-K. HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

    OVERVIEW

    HealthGate Data Corp. ("HealthGate" or the "Company") provides the highest quality content solutions to healthcare institutions, corporations and Web sites by leveraging web technology to supply up-to-date, comprehensive content that is reliable, objective, and credible for professionals, patients, and consumers. HealthGate's CHOICE eHealth platform is a dynamic integration of the information and technology that helps transform each hospital's static web site into an interactive medical resource for patients and physicians. It provides local hospitals with medical content from an extensive array of health publishers--in the form of condition related articles and topical webzines--allowing each individual organization to create "eHealth communities" by developing closer relationships between its patients, physicians and local health consumers. The CHOICE eHealth platform supports the hospitals' goal to be the dominant brand and credible source of healthcare information in the local community. The CHOICE eHealth platform serves as a technology platform for future web initiatives, including HealthGate's Intelligent eContent, which is in development. HealthGate also utilizes its CHOICE platform and technology to syndicate content. Additionally, HealthGate's activePress-TM- publishing services provides publishers with Web-enabling services that manage the complexities of converting and distributing traditional healthcare print materials via the Internet.

    The Company commercially introduced its CHOICE Web site product in early 1999 and as of December 31, 2000, had a contracted base of over 630 hospitals. At December 31, 2000 HealthGate also had 18 Syndication customers to which the Company was providing its proprietary and licensed content. Additionally HealthGate also provides content to portions of the Health Channel sections of NBC Internet, Inc.'s portal, www.nbci.com.

    The Company has aggregated and developed what it believes are the most extensive health and medical libraries of any online provider, currently totaling approximately 17 million different documents containing health and medical information. HealthGate's CHOICE platform and Syndication business utilize this content that includes internationally recognized journals, authoritative government sources and extensive bibliographic databases representing more than 3,000 independent content providers. HealthGate adapts and integrates this diverse content through proprietary software and third party search tools, designed to facilitate the search and retrieval of relevant information in response to each user's searching needs.

    Given the depth and breadth of HealthGate's content, the Company provides healthcare information to a wide range of online users through its CHOICE platform and other relationships. Whether through CHOICE customers, Syndication customers or the NBC Internet, Inc. portal, HealthGate facilitates user-friendly access to its content libraries by segmenting them into collections for these three principal user groups. The online library targeted to physicians and other healthcare professionals includes internationally recognized journals, bibliographic databases, and continuing education programs. The patient focused online library includes patient education materials such as a series of patient education brochures published by the Clinical Reference Systems division of McKessonHBOC. HealthGate has also created a proprietary series of consumer health webzines distributed exclusively through the Web, and has produced Condition Centers, which are compilations of selected information from the Company's online libraries for consumers, on the most prevalent illnesses, diseases and medical conditions. In addition, HealthGate uses its technology to provide text conversion, Web site hosting and rights management services for traditional print publishers, thereby increasing the number of online healthcare resources accessible through its content libraries.

    HealthGate currently generates revenue from the following activities:

    - Developing CHOICE Web sites for hospitals and other enterprise clients and distributing content through these CHOICE Web sites;

    - Syndicating content to third party Web sites; and

    - Providing its activePress Web publishing services to traditional print publishers.

    In 1999 and 2000, HealthGate also generated revenue from advertising. In 2001, even though HealthGate will share in a portion of the advertising revenue from its relationship with NBC Internet, Inc. ("NBCi"), the Company does not expect the amount of advertising revenue to be significant.

    HealthGate was incorporated under the laws of the State of Delaware in 1994.

    HealthGate has registered the trademarks "HealthGate," "HealthGate Data, "CHOICE," "MedGate," "ReADER" and the HealthGate logo in the United States and has filed a trademark registration application for "activePress" in the United States. All other trademarks, service marks or trade names referred to in this Report are the property of their respective owners.

HEALTHGATE'S PRODUCTS AND SERVICES

    The Company has established three distinct product and service offerings:
(1) CHOICE eHealth Platform; (2) content syndication; and (3) activePress services.

CHOICE EHEALTH PLATFORM

    The CHOICE eHealth Platform is a dynamic integration of Web-native technology, content, and applications. The platform enables healthcare organizations to build "eHealth communities" and a comprehensive eHealth infrastructure. The CHOICE eHealth Platform is marketed to hospitals, pharmaceutical companies and healthcare suppliers, and is delivered in an Application Service Provider ("ASP") model.

    The Company customizes each CHOICE Web site by designing it as a seamless component of the enterprise's existing Web site. HealthGate has developed a number of templates for CHOICE Web site design from which it is able to conform the design with the enterprise's own Web site. Using a standard format for the content, developing flexible Web site templates, and the launch of the CHOICE Platform

3.0 has made it possible for HealthGate to generally bring a CHOICE Web site online within 1 to 2 business days of signing an agreement with a CHOICE client.

    The CHOICE eHealth Platform product line includes:

    - CHOICE Community Suite

       - The CHOICE Community Suite delivers locally branded eHealth content and applications that are integrated within the customer's existing Web strategy. Targeted towards consumers, patients, and professionals, content is aggregated by audience type or subject. Information is delivered to comprehensive easy-to-navigate pages, all served within the customer's brand identity, positioning the customer's organization as the trusted source for health and medical information in the community.

    - CHOICE Professional Suite

       - The CHOICE Professional Suite is a customized, locally branded Internet-based professional services application. The suite enables hospitals and health systems to strengthen relationships with physicians and offer an employee benefit. The Professional Suite offers access to medical and clinical research through professional databases such as CANCERLIT-Registered Trademark-, CINAHL-Registered Trademark-, and MEDLINE-Registered Trademark-.

CONTENT SYNDICATION

    HealthGate's Syndication business provides a comprehensive business offering by delivering the most reliable and up-to-date medical information to physicians, patients, and members of the pharmaceutical, payor, and healthcare communities. Customized product offerings include the "Total Living Centers," which aggregate data and articles in a user-friendly manner to focus on those chronic illnesses and conditions that pose the greatest risk to a healthy lifestyle. These Total Living Centers were created to help consumers assess and understand specific medical conditions in order to make better-informed decisions for themselves and their families. The Centers offer depth and breadth of disease centric eHealth content for both consumers and healthcare professionals. In addition, the Centers feature management tools that enable the consumer to enhance compliance with their prescribed treatment regimen.

ACTIVEPRESS SERVICE FOR PUBLISHERS

    HealthGate's activePress service, which was launched in 1998, offers a full service Web-based solution to publishers and other parties that wish to offer Web-based access to print materials or databases. Through this service, healthcare publishers can reach an Internet audience through Web sites that are developed and hosted by HealthGate. The activePress service utilizes HealthGate's existing technology platform and expertise to develop and host Web sites, convert the publisher's information for the Internet and link the published information with relevant databases, such as MEDLINE and CrossRef, enabling the publisher to deliver an enhanced electronic version of the print publication to subscribers, institutions and authorized third parties.

    activePress service revenue includes fees for converting, hosting, and storing information and providing development, support and maintenance. Additionally, transactional revenue is derived from fees associated with users' access to the publisher's content. These transactional fees, which may be paid by the user or the publisher, are derived on a per subscriber, per page or per article basis. The company does not expect revenue from these fees to be significant.

    Blackwell Science and Munksgaard, an affiliate of Blackwell Science, are currently clients of HealthGate's activePress service. See "--Strategic Affiliations and Relationships--Content."

NBCI WEB PORTAL ALLIANCE

    The Company provides access to selected portions of its content libraries to users of www.nbci.com, a Web portal site. Web portal sites aggregate content from various sources and make the content, or links to the content, available on a single Web site, organized into related groupings of content, typically called channels. Beginning in March 2000, HealthGate was the anchor tenant, or most prominent provider of healthcare information, for certain areas of NBCi's Health Channel.

THE WWW.HEALTHGATE.COM WEB SITE

    In order to concentrate on its CHOICE product, content syndication and activePress businesses and its Intelligent eContent initiative, HealthGate chose to phase out access to healthcare content from its public web site, located at www.healthgate.com in November 2000. The www.healthgate.com site now offers information about the Company's various products and services, including the CHOICE business unit and links to CHOICE Web sites. In addition, the www.healthgate.com Web site seamlessly redirects visitors to portions of HealthGate's content libraries located at the co-branded NBCi/HealthGate section of the NBCi Web portal site.

ADVERTISING AND SPONSORSHIP

    In order to concentrate on the service aspect of its CHOICE, Syndication activePress and Intelligent eContent businesses, the Company chose to phase out its advertising, sponsorship and e-commerce operations in November 2000. HealthGate, through its relationship with NBCi, is currently continuing to serve advertising promotions for certain advertisers, on those portions of the NBCi Health Channel which carry HealthGate's content, in order to fulfill their advertising orders.

    As part of the relationship with NBCi, HealthGate receives a portion of the advertising and sponsorship revenues appearing on the co-branded NBCi/HealthGate portions of the NBCi Web site. To date these amounts have not been significant.

INTELLIGENT ECONTENT INITIATIVE

    In 2000, HealthGate undertook a project, the Intelligent eContent initiative, which is designed to enable select content assets in the Company's hosted repository to be integrated into a wide range of clinical and administrative applications. By enhancing its content with additional medical vocabularies, such as ICD-9-CM and SNOMED codes, HealthGate plans to be able to link or associate them directly with existing healthcare applications, services and information such as appointment scheduling, billing and reimbursement inquiries, delivery of clinical results and receipt of prescriptions. The Company believes that Intelligent eContent products and services will strengthen HealthGate's existing business and further grow the Company's business as a provider to healthcare suppliers. The Intelligent eContent initiative is in an early development stage. No significant revenue from Intelligent eContent is expected in 2001.

HEALTHGATE CONTENT

    The Company believes it offers professionals, patients and consumers one of the most reliable, objective, comprehensive and up-to-date collections of health and medical information available on the Internet, currently totaling approximately 17 million different documents containing healthcare information from scores of sources. The Company's content libraries are updated regularly with the latest available health and medical information, on a daily, weekly or monthly basis, or as appropriate. These content libraries are segmented into appropriate collections to facilitate access for professionals, patients and consumers.

    Generally, certain licensed content, including the Health Advisors from Clinical Reference Systems, is free to users of a hospital's CHOICE Web site, a syndication client's Web site or the NBCi Health

Channel. Other licensed content, from companies that include CINAHL, Integrative Medicine, Nidus Information Services and Micromedex is accessible through some CHOICE Web sites to certain users who have been authorized by the customer. In order to meet the needs of their communities of users, CHOICE Web site clients and licensees of the Company's syndicated content pay additional fees to make selected portions of HealthGate's libraries available to their users.

    HealthGate compiles its online libraries in three ways: (1) licensing content from healthcare and medical information providers; (2) developing proprietary in-house content; and (3) licensing content from its activePress publishing clients in conjunction with providing these clients with Web site development and hosting services.

LICENSED CONTENT

    This category includes well-known, independent and authoritative health and medical content licensed by HealthGate for distribution through CHOICE sites, content syndication and the NBCi portal. This content is typically peer-reviewed and many of the Company's licensed content sources are recognized by healthcare professionals and academia for their high quality. Content in this category includes the following types of information and representative sources:

    - Bibliographic databases, such as MEDLINE, produced by the National Library of Medicine and CANCERLIT, produced by the National Cancer Institute, and continuing education programs, such as those provided by HealthStream; and

    - Patient education and consumer health materials, such as 411Cancer from Cancer Consultants, the Merriam Webster Medical Dictionary, the Advisor Series of over 3,000 informational brochures from Clinical Reference Systems, and compilations of information that HealthGate prepares on the most prevalent medical conditions, illnesses and diseases and makes available through the Company's Condition Centers.

    All licensed content must meet certain criteria prior to being added to HealthGate's content libraries. The criteria used to evaluate the content include the content provider's own review process, comparison with comparable sources and the frequency of updates.

HEALTHGATE PROPRIETARY CONTENT

    This category currently includes eleven Web-based consumer health magazines produced by HealthGate called "Healthy Living". The Webzines in the Healthy Living series are:

    - Aging & Health

    - Sports & Fitness

    - Food & Nutrition

    - Men's Health

    - Mental Health

    - Kids' & Teens' Health

    - Medications

    - Sexuality & Health

    - Travel & Health

    - Women's Health

    - Alternative Health

    Articles for these publications are written by medical writers, physicians, dentists, dieticians and nurses exclusively for HealthGate. These articles discuss current health trends, newly published research findings, health-related lifestyle issues and late breaking topics recommended by the Healthy Living Editorial Board. This Editorial Board comprises five physicians affiliated with institutions including Harvard University School of Medicine, Boston University School of Medicine, Massachusetts General Hospital, Dana Farber Cancer Institute and the Tufts University School of Medicine who review articles for HealthGate on a fee for service basis. In order to assure accurate and high quality content, all articles are reviewed prior to publication by medical editors and by HealthGate's Editorial Board. HealthGate intends to develop additional proprietary content in the future.

ACTIVEPRESS CONTENT

    This category currently includes all medical, scientific and technical journals published by the worldwide publishing units of Blackwell Science and Munksgaard. Through its activePress service, HealthGate converts these journals for delivery through the Internet and provides access to the converted journals by developing and hosting these publishers' Web sites. In addition to being paid a fee for its activePress development, implementation and hosting services, the Company receives the right to distribute these journals on its CHOICE sites, Syndication sites, and on the NBCi portal.

STRATEGIC AFFILIATIONS AND RELATIONSHIPS

    HealthGate believes that strategic affiliations and relationships can enable the Company to develop and further distribute its products and services, acquire content more rapidly, generate additional traffic on its CHOICE Web sites and its sections of the Health Channel of the NBCi Portal and capitalize on additional revenue opportunities. The Company has entered into strategic affiliations and relationships for marketing and online distribution and healthcare content with the following companies:

MARKETING AND DISTRIBUTION

    COLUMBIA INFORMATION SYSTEMS, INC. In November 1999, HealthGate entered into a three-year development agreement with Columbia Information
Systems, Inc., a subsidiary of HCA (formerly Columbia/HCA Healthcare Corporation), to design, develop and maintain customized, co-branded CHOICE Web sites for up to 280 HCA hospitals and affiliates. The agreement provides for an annual license fee of $3.5 million to be paid by Columbia Information Systems for all products and services that HealthGate provides under the agreement. The agreement can be terminated without cause by Columbia Information Systems on June 1, 2001, upon payment of a $1.0 million termination fee to HealthGate. HealthGate began delivering customized co-branded CHOICE Web sites pursuant to this agreement in December 1999. As of December 31, 2000, the Company had delivered 203 customized co-branded CHOICE websites to HCA hospitals.

    In November 1999, HealthGate entered into a separate three-year marketing and reseller agreement with Columbia Information Systems under which Columbia Information Systems agreed to endorse HealthGate as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA hospitals and affiliates. The agreement provides HealthGate, among other things, the right to make a first offer to provide services for adding content to the Columbia Information Systems' health portal site and any Web site owned or operated by or affiliated with Columbia Information Systems or HCA. Further, Columbia Information Systems may, for a commission, market and sell the CHOICE Web site product to entities unaffiliated with HCA, subject to HealthGate's approval. In connection with this agreement HealthGate issued a warrant to CIS Holdings for the purchase of up to 1,941,035 shares of its common stock. The warrant has a term of three years, an exercise price per share equal to the initial public offering price of $11.00 and became exercisable in January 2000 upon HealthGate's initial public offering. The fair value of this warrant was determined to be $13.5 million using the Black-Scholes option pricing model. This amount was recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the three-year contractual term of the related agreement. During the years ended December 31, 2000 and 1999, HealthGate recorded amortization expense of $4.5 million and $0.8 million, respectively.

    During the fourth quarter of 2000, as a result of recent events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under SFAS 121 "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on this review the Company determined that a write-down to the carrying value of its marketing and distribution rights asset was appropriate. This conclusion was based on the Company's continued operating losses and workforce reduction, and a modification of its business model to expand focus beyond the hospital market. The Company used a discounted cash flow model, applying a discount rate to projected net cash flow relating to this marketing and distribution rights agreement through its remaining term, and arrived at an estimated fair value for the asset of approximately $1.3 million. The Company's results of operations for the year ended December 31, 2000 include a charge of $6.9 million relating to this impairment. This impairment assessment required certain significant estimates, including estimated future cash flows associated with the marketing and reseller agreement. The remaining asset amount of $1.3 million could be subject to further impairment in the near term if future cash flows are less than anticipated.

    NBC INTERNET, INC. In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBC Internet, Inc. ("NBCi"). Under the original agreement, NBCi was to provide various services to promote HealthGate's name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate paid Snap a minimum cash fee of $10 million plus a $0.3 million production and content integration fee, and in November 1999, HealthGate issued to Snap 500,000 shares of its common stock. The value of these shares was $4.5 million at the time of issuance, which was recorded as prepaid advertising. The value of 250,000 shares was amortized as sales and marketing expense on a straight-line basis in 2000, and the value of the other 250,000 shares was recognized based on the delivery of advertising impressions in the first year of the agreement. In September 2000, HealthGate amended this agreement. Pursuant to the amendment, HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi's consumer Internet portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base. During 2000, HealthGate recorded expense totaling $14.6 million related to this agreement which includes $4.5 million of non-cash amortization expense related to the stock issued.

    In March 2001, HealthGate further amended its agreement with NBCi. Under the amended agreement, HealthGate has issued a warrant to NBCi to purchase 200,000 shares of HealthGate common stock and will pay $2.1 million in cash in 2001 and $2.8 million in cash in 2002, in return for being the anchor tenant on the men's health, women's health and drugs and medications sections of the health channel of the NBCi portal through October 2002 and sharing a portion of advertising and sponsorship revenue derived from the co-branded www.healthgate.nbci.com Web site. The agreement calls for HealthGate to continue to provide content to NBCi through October 2004. If NBCi terminates the agreement based on material breach by HealthGate, including non-payment, insolvency, or failure to deliver or timely update content, HealthGate has agreed to continue to pay NBCi 65% of all fees payable under the remaining term of the amended agreement.

    GE MEDICAL SYSTEMS. In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems, the medical diagnostic equipment and services division of General Electric Company. Under the terms of this agreement, HealthGate agreed to develop and host GE Medical Systems branded enhanced versions of the Company's CHOICE Web site product. GE Medical Systems has an exclusive worldwide right to sell these enhanced CHOICE Web sites to hospitals and other patient care facilities. GE Medical Systems will also have the exclusive right to sell the standard CHOICE Web site product to a select group of hospitals and other patient care facilities. In addition, GE Medical Systems has the non-exclusive right to sell the standard CHOICE Web site product to other healthcare institutions, subject, in certain cases, to HealthGate's prior consent. GE Medical Systems has a worldwide customer base of hospitals and other patient care institutions and a sales and marketing organization dedicated to healthcare. GE Medical Systems' customer base presents an attractive audience for both HealthGate's CHOICE Web sites and the enhanced GE Medical Systems branded versions of the CHOICE Web sites. Revenue derived from CHOICE Web sites sold by GE Medical Systems will be shared by GE Medical Systems and HealthGate. The initial term of this development and distribution agreement with GE Medical Systems was one year and is renewable annually by mutual agreement. During 2000, the agreement was renewed for an additional one year period.

CONTENT

    BLACKWELL SCIENCE LTD. Through the Company's activePress service, HealthGate is the exclusive developer on the Web of a collection of approximately 300 full text journals for Blackwell Science. Blackwell Science is one of the largest publisher of medical societies' journals and one of the world's largest medical publishers. The Company has converted and currently offers online approximately 300 of Blackwell's peer reviewed journal titles. As part of this service, HealthGate makes these journals available to Blackwell Science's individual and institutional subscribers through the www.blackwell-synergy.com Web site, developed and hosted by HealthGate. This hosting service includes storing and maintaining all converted journals on HealthGate's computer system, providing links between these journals and other relevant databases, providing secure transaction processing through the Web site and managing advertising and sponsorship for the Web site. In addition to the revenue derived from the development and hosting of the www.blackwell-synergy.com Web sites. HealthGate has the right to syndicate these journals to its CHOICE and Syndication customers and share transactional fees for each Blackwell journal article purchased from the hosted Web site. In
March 2001, this activePress relationship with Blackwell Science was extended to run through December 2001.

SALES AND MARKETING

    HealthGate sells its products and services through its own direct sales force and through value added resellers. The direct sales force is divided into seven direct sales regions for CHOICE Web site sales and syndication sales. Each region is assigned a direct sales representative. The sales group is supported by an account management group, who are responsible for facilitating the entire sales process, identifying leads through telemarketing and supporting customers. The account management group's support functions include maintenance of customer and prospect databases, online demonstration sessions, preparation of presentations and proposals and development of relationships with current and future clients.

    In June 1999, HealthGate entered into a development and distribution relationship with GE Medical Systems pursuant to which GE Medical Systems was able to sell the CHOICE Web site product and GE

Medical Systems branded enhanced versions of the CHOICE Web site product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. See "--Strategic Affiliations and Relationships--Marketing and Distribution," above.

    HealthGate presently markets its products and services through traditional means, including direct mail, print advertising and telemarketing.

CUSTOMER SERVICE

    HealthGate is committed to providing a high level of service and support to its clients and users. The Company believes that customer service is important to its ability to attract and retain clients and users. HealthGate provides service and support via a toll-free telephone number, e-mail and, on the Web sites themselves, through help screens and Frequently Asked Questions (FAQ) areas.

TECHNOLOGY

    The Company's technology consists of internally developed and commercially available software programs. All of HealthGate's on-line products are hosted at a remote data center using Intel-based computers running Microsoft Windows 2000 server products. The software architecture makes extensive use of Active Server Pages, component technology, XLM/XLS, and relational databases. Scalability and stability of the platform is achieved through load-balancing and complete redundancy of all servers. In addition, the software architecture uses a data-driven approach to provide extensive configuration and flexibility in the products.

    There are three specific areas of development that contribute to the Company's products: (1) Content Normalization, (2) Content Enhancement, and
(3) Content Delivery.

CONTENT NORMALIZATION

    The Content Normalization module converts original content, regardless of format supplied by the content provider, into a single, consistent Extensible Markup Language (XML) format. XML is a markup language used to identify structures and their roles within a document. For example, words within a document are classified as structures. The specific words in the document's footnotes are indicative of the role these words, or structures, have in the document. Meta-information, or information describing the content supplied by the provider, is retained. The use of XML in the content normalization module enables HealthGate to offer, through Content Delivery, multiple product offerings with different features, while using the same content from the same repository.

CONTENT ENHANCEMENT

    Content is indexed by a standard word-count-frequency search engine. This allows content to be accessed by users that specify a word or phrase that occurs somewhere in the body of the content. It also allows users to specify word or phrases that are part of the structure (i.e. the "tagging") of the content. The searching module enables professionals, patients and consumers access to content without regard for the level of their expertise, knowledge of medical terms or knowledge of the specific database searching commands.

    Content may also be indexed using standard medical vocabularies and coding systems that are in widespread use throughout the nation's healthcare system. By using standard vocabularies content can be associated with very exact, meaningful concepts related to healthcare. This allows users to request only the specific content that relates to the desired medical concept.

CONTENT DELIVERY

    DYNAMIC FORMATTING. The dynamic formatting module allows for active layout of content for presentation to the user. Formatting can be based upon specific information, such as the type of content the user is viewing, the CHOICE Web site and access point. The utilization of Extensible Style Language (XSL) allows for quick and efficient formatting modifications. For example, XSL converts or transforms information stored in XML into other data formats, such as Hypertext Markup Language (HTML), used to construct most Web pages. This module gives HealthGate the option of having multiple product offerings with different features, while using the same content from the same repository.

    AUTHENTICATION, ACCESS CONTROL AND E-COMMERCE. The authentication, access control and e-commerce module confirms a user's identity, allows the user access to various content sources and records any transaction or usage for that user. This module is analogous to a content store, offering access to content on a fee per usage basis. These sales can be via a one-time credit card transaction or through institutional access. This module allows HealthGate to package content through different methods to different user groups using various pricing models. For example, information from a particular journal can be sold to the user by year by the issue by the article or even by the page.

COMPETITION

    The market for Internet services and products is relatively new, intensely competitive and rapidly changing. With no substantial barriers to entry, over 15,000 Web sites presently offer users healthcare content and products and services, and the Company expects that competition will continue to grow. HealthGate competes, directly and indirectly, for subscribers, consumers, content and service providers and acquisition candidates with a variety of companies. Presently, HealthGate's competitors include the following types of companies:

    - Web-native companies targeting the healthcare industry such as HealthCentral, LaurusHealth, WellMed, and InteliHealth;

    - Health and medical print and electronic publishers targeting the healthcare enterprise such as StayWell, Healthwise, Health Ink & Vitality, and Adam.com;

    - Healthcare consulting and Web development firms such as Medseek, Greystone.net, and Consumer Health Interactive; and

    - Large healthcare information system (HIS) vendors such as McKessonHBOC and Cerner Corp.

    Many of HealthGate's competitors enjoy significant competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services; longer operating histories; greater brand recognition; and larger customer bases.

    The Company believes that the principal competitive factors in its target markets are comprehensiveness of content, integration with existing technologies, pricing, performance, ease of use, features and quality of support. See "--Risk Factors-HealthGate faces intense competition in providing its Internet-based healthcare information products and services and it may not be able to compete effectively."

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

    Internet user privacy has become an issue both in the United States and abroad. Recent regulations from the U.S. Department of Health and Human Services concerning The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") may impact how HealthGate collects data about its CHOICE sites and reports this information to these sites. In addition, the Federal Trade Commission and government agencies in some states and countries have been investigating certain Internet companies regarding their use of personal information. Any additional regulations imposed to protect the privacy of Internet users may affect the way in which HealthGate currently collects and uses personal information.

    It may take years to determine the extent to which existing laws related to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet and for new laws to be adopted. Any new laws or regulations relating to the Internet, or the application or interpretation of existing laws, could slow the growth in the use of the Internet, decrease demand for HealthGate's Web sites or otherwise materially adversely affect the Company's business. See "--Risk Factors."

INTELLECTUAL PROPERTY

    HealthGate regards its intellectual property as important to its business, and relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with the Company's employees, customers, strategic partners and others to protect its rights in this property. Effective trademark, copyright and trade secret protection may not be available in every country in which the Company's products and media properties are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect these proprietary rights to the same extent as do the laws of the United States.

    HealthGate licenses the majority of its content from third parties. Under most of the license agreements, the licensor has agreed to defend and indemnify HealthGate for losses with respect to third-party claims that the licensed content infringes third-party proprietary rights. HealthGate cannot assure investors that these provisions will be adequate to protect the Company from infringement claims.

    HealthGate also relies on a variety of technologies that are licensed from third parties, including database and Internet server software, which is used for HealthGate's Web sites to perform key functions. These third-party licenses may not be available on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements, interactive tools and other features until equivalent technology can be licensed or developed. See "--Risk Factors--HealthGate's business may suffer if it is not able to effectively protect its intellectual property rights."

EMPLOYEES

    As of December 31, 2000, HealthGate had a total of 79 full-time employees. Of these employees, 34 serve in research and development, 18 serve in administration and 27 serve in sales and marketing. None of HealthGate's employees is represented by a labor union. The Company considers its relationship with its employees to be good.

RISK FACTORS

    HealthGate's business involves significant risks and uncertainties, including those described below.

RISKS RELATED TO OUR BUSINESS

    HealthGate operates in a highly competitive and rapidly evolving Internet industry. The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

    FAILURE TO GENERATE SUFFICIENT REVENUES, OR RAISE ADDITIONAL CAPITAL WILL HAVE A MATERIAL ADVERSE EFFECT ON HEALTHGATE'S LONG-TERM VIABILITY AND ITS ABILITY TO ACHIEVE ITS INTENDED BUSINESS OBJECTIVES. At December 31, 2000, the Company had $14.9 million of cash and marketable securities and $6.5 million of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 1998, 1999 and 2000, the Company incurred net losses of $2.9 million, $16.7 million and $49.5 million, respectively, and negative cash flows from operations of $2.5 million, $5.7 million and $21.5 million, respectively. Additionally, as of December 31, 2000, the Company had an accumulated deficit of $85.6 million.

    In the fourth quarter of 2000 and the first quarter of 2001, the Company took several actions to substantially reduce operating cash outflows. These actions included reducing the Company's workforce in December 2000, amending the Company's agreement with NBCi to significantly reduce required cash payments, and amending or canceling several content arrangements. Further, if the Company does not achieve its forecasted revenue levels in 2001, management is prepared to implement additional cost reductions.

    Based on the Company's current forecasted cash flows and its cash and marketable securities on hand, the Company expects to have sufficient cash to finance its operations through at least 2001. The Company's future beyond 2001 is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

    The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of existing and new application and service offerings. The Company currently anticipates its cash resources will be sufficient to meet the presently anticipated working capital, capital expenditures and business expansion requirements for at least the next twelve months. However, the Company may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to the Company, or at all.

    THE SUCCESS OF THE COMPANY'S BUSINESS WILL DEPEND ON HEALTHGATE'S ABILITY TO SELL A SUBSTANTIAL NUMBER OF CHOICE WEB SITES. A key element of the Company's strategy is to license co-branded CHOICE Web sites. HealthGate commercially introduced the CHOICE Web site product in early 1999 and as of December 31, 2000 had a contracted base of over 630 hospitals.

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

    THE SUCCESS OF THE COMPANY'S BUSINESS WILL DEPEND UPON THE CONTINUING GROWTH OF HEALTHGATE'S SYNDICATION BUSINESS. The Company's strategy is to continue to increase the number of content syndication agreements. As of December 31, 2000, HealthGate had 18 syndication customers. Failure to sell additional content syndication licenses could have an adverse effect on the Company's results of operations and the market price of the Company's stock.

    THE MAJORITY OF HEALTHGATE'S REVENUE HAS HISTORICALLY BEEN DERIVED FROM A FEW CUSTOMERS AND THE LOSS OF ANY OF THESE CUSTOMERS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. Historically, HealthGate has generated a substantial portion of its revenue from a few customers. For the year ended December 31, 2000, three customers, HCA (a HealthGate warrant holder), Medical
SelfCare, Inc. ("SelfCare"), a company no longer in operation, and Blackwell Science (also a stockholder), accounted for 33%, 16%, and 8%, respectively, of the Company's total revenue. HealthGate expects to continue to generate a substantial portion of its revenue in the near future from HCA and Blackwell Science and the loss of either of them could adversely affect the Company's business. All of the revenue from SelfCare was recognized in the first six months of 2000 for services provided by HealthGate under the e-commerce/sponsorship agreement with SelfCare. HealthGate provided SelfCare notice of termination of the agreement based upon SelfCare's failure to pay fees under the agreement. Subsequently, litigation was commenced and settled concerning the agreement. See "Legal Proceedings."

    THE QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY AFFECT THE MARKET PRICE OF HEALTHGATE'S COMMON STOCK IN A MANNER UNRELATED TO THE COMPANY'S LONG-TERM PERFORMANCE. The Company expects quarterly revenue, expenses and operating results to fluctuate significantly in the future, which could affect the market price of the common stock in a manner unrelated to the Company's long-term operating performance. Quarterly fluctuations could result from a number of factors, including:

    - Addition of new content providers or changes in the Company's relationships with its most important content providers, which may require more expenditures in the early stages of these relationships;

    - The amount and timing of expenses required to integrate operations and technologies from joint ventures or other business combinations or investments.

    HEALTHGATE'S BUSINESS IS EXPANDING, AND THE COMPANY'S BUSINESS PROSPECTS MAY SUFFER IF IT IS NOT ABLE TO EFFECTIVELY MANAGE THE GROWTH OF ITS OPERATIONS AND SUCCESSFULLY ATTRACT AND RETAIN KEY PERSONNEL. Since HealthGate began its business in 1994, the Company has significantly expanded its operations over a short period of time. HealthGate has grown from 3 employees at the end of 1994 to 79 full-time employees as of December 31, 2000. During 2000 and prior to the filing of this report in 2001, HealthGate's Chief Financial Officer, Chief Technology Officer and Vice President of Sales left the Company. A new Chief Financial Officer joined HealthGate in September 2000, and the Company has combined the responsibilities of the Vice President of Sales and the Vice President of Content into a new position--Vice President of Business Development. The Company has not yet appointed a new Executive Chief Technology Officer.

    HealthGate's future success will depend in large part on HealthGate's ability to implement, improve and effectively utilize its operational, management, marketing and financial resources and systems and train and manage it employees. HealthGate cannot guarantee that its management team will be able to effectively manage the Company's operations or that its systems, procedures and controls will be adequate to support its operations.

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

    HEALTHGATE'S ABILITY TO DEVELOP AND IMPLEMENT ITS INTELLIGENT ECONTENT STRATEGIC INITIATIVE WILL AFFECT THE COMPANY'S LONG-TERM SUCCESS. HealthGate has undertaken a project to assign multiple medical indexing vocabularies, such as ICD-9-CM and SNOMED, to selected content assets in the Company's hosted repository. The Company believes that the success of this initiative will strengthen its position in the marketplace by allowing HealthGate to interface with a wide range of clinical and administrative applications, such as scheduling tools, electronic medical records, laboratory results and pharmaceutical systems, and open up additional markets such as insurance companies, managed care and pharmaceutical companies. There can be no assurance that the Company will be able to successfully develop the software tools necessary to efficiently add the vocabularies to its content repository nor can it be assumed that HealthGate can effectively market this new initiative to its existing customers or beyond its CHOICE market. If HealthGate is unsuccessful at either, then the future success of the Company may be affected.

    HEALTHGATE FACES INTENSE COMPETITION IN PROVIDING THE COMPANY'S INTERNET-BASED HEALTHCARE INFORMATION PRODUCTS AND SERVICES AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY. The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990s, the number of Web sites on the Internet competing for users' attention has proliferated with no substantial barriers to entry. There are more than 15,000 Web sites offering users healthcare content, products and services, and the Company expects that competition will continue to grow. With low barriers to entry in a relatively new and rapidly evolving industry, the types of entities against which HealthGate competes, directly and indirectly, for customers, consumers, content and service providers, and acquisition candidates ranges from traditional healthcare print publishers and distributors, to health focused and general Web sites, to large healthcare information companies.

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

    HEALTHGATE RETAINS CONFIDENTIAL CUSTOMER INFORMATION IN THE COMPANY'S DATABASE AND IF IT FAILS TO PROTECT THIS INFORMATION AGAINST SECURITY BREACHES HEALTHGATE MAY LOSE CUSTOMERS. HealthGate retains personally identifiable information in its database. Therefore, it is critical that the Company's facilities and infrastructure remain secure and that they are perceived by consumers to be secure. Despite the implementation of security measures, the Company's infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage our reputation or result in liability to the Company. HealthGate believes that maintaining the trust of its customers is important for it to be able to grow the Company's business and, therefore, HealthGate believes that any damage to its reputation or liability arising from one or more security breaches could adversely affect the Company's business, results of operations and the market price of the Company's common stock.

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

    HEALTHGATE MAY BE SUBJECT TO LIABILITY FOR INFORMATION RETRIEVED FROM THE COMPANY'S WEB SITE. As a publisher and distributor of online information, HealthGate may be subject to third party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied by the Company. HealthGate could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online service providers in the past. HealthGate could be subject to liability with respect to content that may be accessible through the Company's Web site or third party CHOICE, Syndication or activePress Web sites. For example, claims could be made against HealthGate if a professional, patient or consumer relies on healthcare information accessed through one of HealthGate's CHOICE, Syndication or activePress Web sites to their detriment. Even if any of the kinds of claims described above do not result in liability to the Company, HealthGate could incur significant costs in investigating and defending against them and in implementing measures to reduce its exposure to this kind of liability. The Company's insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify HealthGate for all liability that may be imposed.

    HEALTHGATE DEPENDS ON THE COMPANY'S CONTENT PROVIDERS, AS THE SUCCESS OF HEALTHGATE'S BUSINESS DEPENDS ON ITS ABILITY TO PROVIDE A COMPREHENSIVE LIBRARY OF HEALTHCARE INFORMATION. With the exception of the Company's Healthy Living series of Webzines, HealthGate licenses the majority of its content from third parties. With a few exceptions, these licenses are generally non-exclusive, have an initial term of one year and are renewable. In addition, a significant number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. The Company plans to increase the amount of proprietary content that it makes available to customers. HealthGate cannot guarantee that it will be able to continue to license its present content or sufficient additional content to provide a diverse and comprehensive library nor can the Company guarantee that it will be successful in developing new proprietary content. In the future, HealthGate may not be able to license content at reasonable cost. In addition, one or more of the Company's publishers or other content providers may grant one of the Company's competitors an exclusive arrangement with respect to a significant database or periodical, or elect to compete directly against HealthGate by making its content exclusively available through its own Web site.

    FAILURE TO REGAIN COMPLIANCE WITH THE LISTING REQUIREMENTS FOR THE NASDAQ MARKET SYSTEM COULD RESULT IN THE COMPANY'S STOCK BEING DELISTED FROM NASDAQ WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF HEALTHGATE'S STOCK IN A MANNER UNRELATED TO THE COMPANY'S PERFORMANCE. On December 8, 2000, HealthGate was notified by The NASDAQ Stock Market, Inc. that the Company was no longer in compliance with certain NASDAQ listing requirements and that failure to correct these conditions on or before March 8, 2001, could result in the delisting of the Company's stock. On March 9, 2001, the Company was notified by NASDAQ of its intention to delist the Company's stock. The Company has requested a hearing, which has been scheduled for April 26, 2001 to appeal NASDAQ's delisting decision. The Company's stock will continue to trade on NASDAQ until after a decision is rendered from the hearing. The Company cannot assure investors as to when NASDAQ will reach a decision, whether such a decision will be favorable to the Company or what effect a delisting would have on the market price of the Company's stock.

    HEALTHGATE'S BUSINESS MAY BE ADVERSELY AFFECTED IF THE COMPANY IS NOT ABLE TO EFFECTIVELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS. HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company's "HealthGate," "HealthGate Data," "CHOICE," "MedGate," "ReADER", and its HealthGate logo trademarks in the U.S. and the Company has pending a U.S. application for its "activePress" trademark. Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate's proprietary rights to the same extent as do the laws of the United States.

    Although HealthGate believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claim that the Company has violated a patent or infringed a copyright, trademark or other proprietary rights belonging to them. These claims, even if they are without merit, could result in HealthGate spending a significant amount of time and money to dispose of them. In July 1999, HealthGate received a letter from a company (the "Holder") claiming ownership of a patent that claims exclusive rights to all electronic methods of on-demand remote retrieval of graphic and audiovisual information. The letter asserted that the use of HealthGate's Web site, www.healthgate.com, infringes the patent. In the letter, the Holder offered to license the patent perpetually and retroactively to HealthGate for a one-time fee of between $50,000 and $150,000 depending upon the number of "hits" per day on the Company's web site. There has been no recent activity on this matter and at this time, HealthGate is unable to predict its outcome. See "Legal Proceedings."

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

    PRIVACY-RELATED REGULATION OF THE INTERNET COULD ADVERSELY AFFECT HEALTHGATE'S BUSINESS. Internet user privacy has become an issue both in the United States and abroad. The Federal Trade Commission, Department of Health and Human Services and government agencies in some states and countries have been investigating certain Internet companies regarding their use of personal information. Any regulations imposed to protect the privacy of Internet users may affect the way in which HealthGate currently collects and uses personal information.

    The European Union (EU) has adopted a directive that imposes restrictions on the collection and use of personal data, guaranteeing citizens of EU member states certain rights, including the right of access to their data, the right to know where the data originated and the right to recourse in the event of unlawful processing. HealthGate cannot assure you that this directive will not adversely affect the Company's activities in EU member states.

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

    TAX TREATMENT OF COMPANIES ENGAGED IN INTERNET COMMERCE MAY ADVERSELY AFFECT THE INTERNET INDUSTRY AND OUR COMPANY. Tax authorities on the federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, income and other taxes. A federal law passed in October 1998 places a temporary moratorium on certain types of taxation on Internet commerce. HealthGate cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. It is also possible that the governments of other states and foreign countries also might attempt to regulate HealthGate's transmission of content on its Web sites and on its CHOICE, Syndication and activePress Web sites. Any new legislation, regulation or application or interpretation of existing laws would likely increase HealthGate's cost of doing business and may adversely affect its results of operations and the market price of the Company's common stock.

    HEALTHGATE MAY BE SUBJECT TO LIABILITY FOR CLAIMS THAT THE DISTRIBUTION OF MEDICAL INFORMATION TO CONSUMERS CONSTITUTES PRACTICING MEDICINE OVER THE INTERNET. States and other licensing and accrediting authorities prohibit the unlicensed practice of medicine. HealthGate does not believe that its publication and distribution of healthcare information online constitutes practicing medicine. However, HealthGate cannot guarantee that one or more states or other governmental bodies will not assert claims contrary to its belief. Any claims of this nature could result in HealthGate spending a significant amount of time and money to defend and dispose of them.

ITEM 2. PROPERTIES

    HealthGate's principal executive and corporate offices and development and network operations are located in Burlington, Massachusetts, in approximately 32,000 square feet of space occupied under a lease which expires in June 2005. The Company is currently utilizing approximately 17,000 square feet of this space and attempting to sublet the remaining 15,000 square feet. In addition to the Burlington space, the Company's central computer facility is located at an Exodus Communications, Inc. Internet Data Center in Waltham, Massachusetts. The Company believes that current space is adequate.

ITEM 3. LEGAL PROCEEDINGS

    In July 1999, the Company received a letter alleging that HealthGate's Web site induces users to infringe a patent held by a company (the "Holder"). In lieu of pursuing a patent infringement claim against HealthGate, the Holder offered to provide HealthGate with a license for unlimited use of the patent for a one-time payment of between $50,000 and $150,000. There has been no recent activity on this matter and at this time, HealthGate is unable to predict its outcome.

    In August 2000, HealthGate filed suit against Medical Self Care, Inc. ("SelfCare") in U.S. District Court in Boston, Massachusetts, seeking damages due to SelfCare's breaches of an e-commerce/sponsorship agreement. The litigation followed HealthGate's notice of termination of the agreement based on SelfCare's failure to pay fees due under the agreement, and the filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare was entitled to rescind the agreement and that HealthGate was not entitled to terminate the agreement and was not entitled to post-contract remedies. The lawsuit filed by SelfCare in California was later dismissed.

    On December 1, 2000, the rights and obligations of SelfCare were assumed by Development Specialists, Inc. ("DSI"). HealthGate reached agreement with DSI in February 2001 to settle HealthGate's litigation against SelfCare for a claim in the liquidation of $5.25 million and a release of all of SelfCare's claims against HealthGate. The Company is uncertain what amount, if any, it will ultimately realize on this settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    HealthGate's Annual Meeting of Stockholders was held on October 5, 2000 in Burlington, Massachusetts.

    The vote to elect two persons as Class I Directors of HealthGate was as follows:

                                                         NUMBER OF SHARES
                                                  -------------------------------
                                                     FOR       WITHHELD AUTHORITY
                                                  ----------   ------------------
David Friend....................................  13,146,824         37,197
William G. Nelson...............................  13,146,824         37,197

    Accordingly, Mr. Friend and Mr. Nelson were elected as Class I Directors to serve for a three-year term until the 2003 Annual Meeting of Stockholders and until their successors are elected and qualified. Class II Directors (Gerald E. Bisbee, Jr., Jonathan J.G. Conibear and Chris H. Horgen) whose terms are scheduled to expire at the 2001 Annual Meeting of Stockholders and Class III Directors (Edson D. de Castro and William S. Reece) whose terms are scheduled to expire at the 2002 Annual Meeting of Stockholders have terms as directors that continued after the October 2000 Annual Meeting. Subsequently, effective
January 31, 2001, Mr. Horgen resigned as a Director and Thomas O. Pyle was appointed a Class II Director.

    The vote to approve an amendment to HealthGate's 1994 Stock Option Plan to increase the number of shares issuable under the Plan from 3,599,997 to 4,480,000 was as follows:

For.........................................................  13,066,602
Against.....................................................     115,319
Abstain.....................................................       2,100

    Accordingly, the amendment to HealthGate's 1994 Stock Option Plan was approved.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding HealthGate's executive officers as of March 15, 2001.

NAME                                          AGE                       POSITION
----                                        --------                    --------
William S. Reece..........................     35      Chairman of the Board of Directors,
                                                       President and Chief Executive Officer
Veronica Zsolcsak.........................     50      Chief Financial Officer and Treasurer
Rick Lawson...............................     41      Vice President of Business Development and
                                                       Secretary

    WILLIAM S. REECE is a founder of HealthGate and has served as a member of HealthGate's board of directors and as President and Chief Executive Officer since the Company's inception in 1994. Mr. Reece has served as the Chairman of the board of directors since December 1994. From June 1988 to May 1994,
Mr. Reece served in several positions, including Vice President, Sales and Marketing, Manager of U.S. Sales and Marketing Representative at PaperChase, a medical literature retrieval software company owned by Beth Israel Hospital in Boston.

    VERONICA ZSOLCSAK has served as HealthGate's Chief Financial Officer and Treasurer since September 2000. From January 2000 to September 2000,
Ms. Zsolcsak was Chief Financial Officer and Treasurer of Infinium, Inc., a provider of e-business solutions and an application service provider. During 1999, Ms Zsolcsak was Vice President of Operations at Renaissance
Worldwide, Inc., a global leader in business and technology consulting services and from 1996 to 1998, Ms. Zsolcsak served as the Chief Financial Officer and Treasurer of Town & Country Corporation.

    RICK LAWSON is a founder of HealthGate and has served as the Company's Secretary since 1994 and as Vice President of Business Development since October 2000. From November 1994 to October 2000 Mr. Lawson served as HealthGate's Vice President of Content. From November 1987 to November 1994, Mr. Lawson served in several positions, including Vice President, Account Services/ Operations, Director of User Services and Manager of Customer Service at PaperChase, a medical literature retrieval software company owned by Beth Israel Hospital in Boston.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    HealthGate's common stock is traded on the NASDAQ National Market under the symbol "HGAT". The table below shows the range of high and low sales prices per share for the shares of common stock on the NASDAQ National Market for the calendar quarters indicated, as reported by NASDAQ. HealthGate's initial public offering of common stock occurred on January 26, 2000. Therefore, no quoted market prices for its common stock are available for any period prior to the first quarter of 2000. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2000                                                           HIGH       LOW
----                                                         --------   --------
First Quarter..............................................  $12.875     $5.266
Second Quarter.............................................    7.250      1.500
Third Quarter..............................................    2.250      0.938
Fourth Quarter.............................................    1.250      0.188

    On March 26, 2000, the closing sale price of HealthGate's common stock, as quoted on the NASDAQ National Market, was $0.3125 per share.

    On December 8, 2000, HealthGate was notified by NASDAQ that it was no longer in compliance with certain NASDAQ listing requirements, specifically
Rule 4450(a)(05) and that failure to correct these conditions on or before March 8, 2001, could result in the delisting of the Company's stock. On
March 9, 2001, HealthGate was notified by NASDAQ of its intention to delist the Company's stock. The Company has requested a hearing, which has been scheduled for April 26, 2001, to appeal NASDAQ's delisting decision. The Company's stock will continue to trade on NASDAQ until after a decision is rendered from the hearing.

    As of March 26, 2001, there were approximately 74 holders of record of HealthGate's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. There are no outstanding shares of HealthGate's preferred stock and, accordingly, no market for said shares.

    HealthGate has never declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

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

    The funds from the initial public offering have been the principal source of liquidity for HealthGate during the year ended December 31, 2000 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report. Other proceeds from the offering have been invested in interest bearing, investment grade securities.

RECENT SALES OF UNREGISTERED SECURITIES

    HealthGate did not sell any unregistered securities during the fourth quarter of 2000.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with HealthGate's financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1998, 1999, 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000, is derived from and qualified by reference to the audited financial statements included elsewhere in this filing. The consolidated statement of operations data for the years ended December 31, 1996 and 1997, and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998, is derived from the Company's audited financial statements that do not appear in this filing. The historical results are not necessarily indicative of the results to be expected in the future.

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                       1996       1997       1998       1999       2000
                                                     --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
Total revenue......................................      408      1,285      2,434      3,242     10,553
Total costs and expenses...........................    3,120      3,820      4,975     19,532     57,206
                                                      ------     ------     ------    -------    -------
Loss from operations...............................   (2,712)    (2,535)    (2,541)   (16,290)   (46,653)
Net loss...........................................   (2,726)    (2,541)    (2,878)   (16,732)   (49,533)
Net loss attributable to common stockholders.......   (2,990)    (3,081)    (3,472)   (25,469)   (49,640)
Basic and diluted net loss per share attributable
  to common stockholders...........................    (0.66)     (0.68)     (0.76)     (5.46)     (2.96)
Shares used in computing basic and diluted net loss
  per share attributable to common stockholders....    4,543      4,543      4,548      4,662     16,782

                                                         1996       1997       1998       1999       2000
                                                       --------   --------   --------   --------   --------
Consolidated Balance Sheet Data:
Cash and cash equivalents............................    1,156         29        961        579      4,594
Marketable securities................................       --         --         --         --     10,305

Total assets.........................................    1,791        781      2,371     27,163     26,967
Long-term debt and capital lease obligations.........       79         17      3,655      1,957        220
Redeemable convertible preferred stock...............    4,763      6,295      6,889     15,627          0
Stockholders' equity.................................   (3,740)    (6,821)    (9,735)     1,801     13,608

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Business--Risk Factors" and elsewhere in this report.

OVERVIEW

    HealthGate provides content solutions to hospitals, healthcare institutions, corporations and web sites, by leveraging web technology to supply up-to-date, comprehensive content that is reliable, objective and credible for physicians and other healthcare professionals, patients and health-conscious consumers.

    HealthGate distributes its content through affiliated Web sites such as the Company's CHOICE Web sites for hospitals and other institutions; other third party co-branded Web sites and certain sections of the Health Channel of the NBCi Web site.

    HealthGate's management believes it has developed a scalable and sustainable business model. The Company's limited operating history makes an evaluation of the business and its prospects difficult. Investors should not use the Company's past results as a basis to predict future performance. HealthGate has incurred net losses since inception and had an accumulated deficit of approximately
$85.6 million as of December 31, 2000. The Company intends to continue to develop new content. The Company plans to manage its expenses in line with its revenue growth. However, HealthGate cannot assure investors that it will achieve significant revenue or profitability or, if significant revenue or profitability is achieved, that the Company will be able to sustain them.

    At December 31, 2000, the Company had $14.9 million of cash and marketable securities and $6.5 million of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 1998, 1999 and 2000, the Company incurred net losses of $2.9 million, $16.7 million and $49.5 million, respectively, and negative cash flows from operations of $2.5 million, $5.7 million and $21.5 million, respectively. Additionally, as of December 31, 2000, the Company had an accumulated deficit of $85.6 million.

    In the fourth quarter of 2000 and the first quarter of 2001, the Company took several actions to substantially reduce operating cash outflows. These actions included reducing the Company's workforce in December 2000, amending the Company's agreement with NBCi to significantly reduce required cash payments, and amending or canceling several content arrangements. Further, if the Company does not achieve its forecasted revenue levels in 2001, management is prepared to implement additional cost reductions.

    Based on the Company's current forecasted cash flows and its cash and marketable securities on hand, the Company expects to have sufficient cash to finance its operations through at least 2001. The Company's future beyond 2001 is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

REVENUE

    The Company derives revenue primarily from services and, to a lesser extent, from online advertising, sponsorship and e-commerce.

SERVICES REVENUE

    Services revenue has been derived principally from development, implementation and hosting fees associated with CHOICE Web sites, syndicating the Company's content to third party Web sites and activePress services. Revenue from CHOICE Web sites, content syndication and activePress services is recognized ratably over the terms of the agreements which generally range from one to three years.

    HealthGate commercially introduced its CHOICE Web site product in early 1999 and in October 2000, the Company released its CHOICE 3.0 platform. As of December 31, 2000, HealthGate had a contracted base of over 630 hospitals.

    Under CHOICE Web site arrangements, HealthGate is generally paid an upfront fee for developing, implementing and hosting a CHOICE Web site for a customer. In addition, the arrangements provide the opportunity to place third party advertising and sponsorship on the customer's CHOICE Web site. HealthGate collects the fees for this advertising and sponsorship from the third party and pays a commission to the customer. However, as part of an agreement with 14 of the initial CHOICE customers, HealthGate guaranteed minimum advertising and sponsorship commissions to these customers in amounts approximately equal to the fees paid to HealthGate by the customer for the initial term of their CHOICE agreements and, in a few cases, in amounts that exceed those fees. Once these customers have paid the upfront fee to HealthGate or, if applicable, to an authorized reseller, HealthGate is obligated to pay these guaranteed commissions to the customer, generally on a quarterly basis, regardless of whether or not any advertising or sponsorship has actually been sold on the CHOICE Web site. HealthGate entered into these types of arrangements for promotional purposes to establish the CHOICE Web site product but, beginning in July 1999, discontinued the use of these arrangements as a standard practice.

    Revenue from fees received for CHOICE Web site development, implementation and hosting is recognized ratably over the term of the underlying agreement, which generally ranges from one to three years. For those arrangements in which there is guaranteed advertising and sponsorship commissions, HealthGate did not recognize revenue unless the guaranteed commissions were less than the fees paid to HealthGate. Instead, payments made by the Customer are treated as a customer deposit. Any excess of fees paid over guaranteed commissions is recognized as revenue ratably over the term of the agreement. If the advertising and sponsorship commissions that was guaranteed to the customer exceeds the fees paid to HealthGate, the excess is recorded as expense upon signing the agreement. For arrangements in which the Company sells through a reseller, no revenue is recognized until an agreement between HealthGate, the CHOICE customer and the authorized reseller has been finalized and the CHOICE Web site has been delivered. As advertising or sponsorship on these CHOICE Web sites is sold to third parties, HealthGate will recognize advertising revenue from these CHOICE Web sites.

    In November 1999, HealthGate entered into a three-year development agreement with Columbia Information Systems, Inc., a subsidiary of Columbia/HCA Healthcare Corporation, to design, develop and maintain customized, co-branded CHOICE Web sites for up to 280 Columbia/HCA hospitals and affiliates. The agreement provides for an annual license fee of $3.5 million to be paid by Columbia Information Systems for all products and services that HealthGate provides under the agreement. The agreement can be terminated without cause by Columbia Information Systems on June 1, 2001, upon payment of a $1.0 million termination fee to HealthGate. The license fees are being recognized ratably over each annual period.

ONLINE ADVERTISING, SPONSORSHIP AND E-COMMERCE

    Advertising and sponsorship revenue has included revenue from banner advertising and sponsorship of discrete portions of HealthGate's content libraries. Advertising revenue is derived principally from short-term advertising contracts in which HealthGate typically guarantees a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising revenue is recognized in the period in which the advertisement is displayed at the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight line basis over the term of the contract, provided that we do not have any significant obligations remaining. To the extent that minimum guaranteed impressions are not met, recognition of the corresponding revenue is deferred until the guaranteed impressions are delivered. Sponsorship revenue is derived principally from contracts ranging from one to six months. Sponsorships are designed to support broad marketing objectives, including brand promotion, awareness, product introductions, online research and the integration of advertising with editorial content. Sponsorship revenue is generally recognized ratably over the terms of the applicable agreements.

    Prior to March 2000, advertising and sponsorship revenue also included barter revenue, which represents an exchange of advertising space on HealthGate's own Web sites for reciprocal advertising space on other Web sites. Revenue from barter transactions is recognized during the period in which the advertisements are displayed. Barter transactions are recorded at the fair value of the advertisements provided. Barter expenses are recognized when HealthGate's advertisements are run on the reciprocal Web sites, which is typically in the same period during which the advertisements are run on HealthGate's Web sites. Barter expenses are included in sales and marketing expenses. These barter transactions have no impact on the Company's cash flows and, typically, no significant impact on results of operations. Beginning in the first quarter of fiscal 2000, HealthGate discontinued the practice of entering into revenue generating barter transactions.

    E-commerce revenue has been derived principally from individual user online subscriptions and from transaction fees for fee-based access to portions of the HealthGate Web sites. Revenue from user subscriptions is recognized ratably over the subscription period, and revenue from transaction-based fees is recognized when the related service is provided.

    In order to concentrate on the service aspect of its CHOICE, Syndication and activePress businesses, the Company chose to phase out its advertising, sponsorship and e-commerce operations in November 2000. HealthGate is currently continuing to serve advertising promotions for certain advertisers in order to fulfill their advertising orders and continues to use e-commerce to provide full-text journals via the activePress service on a pay per view or transaction fee basis.

    In December 1999, HealthGate entered into an E-Commerce/Sponsorship Agreement with Medical Self Care, Inc. ("SelfCare"), a seller of health-related products and services. Under the agreement, HealthGate developed a co-branded HealthGate/SelfCare Web site, and agreed to provide promotions for this co-branded site over the 37-month term of the agreement. The agreement provided for SelfCare to make annual cash payments to HealthGate of approximately
$1.0 million in the first year, $7.1 million in the second year and $8.4 million in the third year. In addition, for the first year of services under the agreement, SelfCare issued 996,348 shares of its Series H preferred stock to HealthGate on February 2, 2000. HealthGate recorded these shares at a value of approximately $3.5 million when received. HealthGate had been recognizing revenue for the first year fees, including the value of preferred stock received, ratably over the first annual period of the agreement.

    In August 2000, HealthGate and SelfCare each filed litigation claims against each other related to this agreement. See "Legal Proceedings." Due to the uncertainty of this matter, HealthGate concluded that its investment in SelfCare preferred stock was impaired and, accordingly, recorded a charge in the third quarter of 2000 to write-off the carrying value of this investment. Additionally, HealthGate suspended revenue recognition related to services provided to SelfCare during the third quarter of 2000.

    On December 1, 2000 the rights and obligations of SelfCare were assumed by Development Specialists, Inc. ("DSI"). HealthGate reached agreement with DSI in February 2001 to settle HealthGate's litigation against SelfCare for a claim in liquidation of $5.25 million and a release of all of SelfCare's claims against HealthGate. The Company is uncertain what amount, if any, it will ultimately realize on this settlement and has not recognized any amount related to the settlement in its financial statements. The Company's results of operations for the year ended December 31, 2000 include revenue of $1.7 million related to this agreement. The Company's balance sheet at December 31, 2000 includes net deferred revenue of $2.0 million relating to SelfCare. This amount will be recorded as other income at the time the Company determines what amount, if any, will be realized on the liquidation of SelfCare.

NON-CASH EXPENSES

    HealthGate recorded deferred compensation of $2.3 million in the year ended December 31, 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically three years. Of the total deferred compensation amount, $0.3 million and $0.7 million was amortized in 2000 and 1999, respectively, which was recorded as stock based compensation expense. In addition, $41,000 was recorded for consultant stock options as stock based compensation in 1999. During the years ended December 31, 2000 and 1999, options to purchase shares of common stock, were forfeited without exercise, and the related $503,000 and $611,000 of deferred compensation was reversed in 2000 and 1999, respectively. HealthGate currently expects to amortize the remaining amounts of deferred compensation as of December 31, 2000 of $179,000 and $14,000 in 2001 and 2002, respectively.

    In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems. Under the terms of this agreement, GE Medical Systems may sell HealthGate's standard CHOICE Web site product and GE Medical Systems' branded enhanced versions of HealthGate's CHOICE Web site product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. HealthGate believes that this agreement benefits the Company through the association of the GE Medical Systems name with HealthGate in general, and with the CHOICE product in particular, and through the efforts of GE Medical Systems to distribute both the standard CHOICE product and the GE Medical Systems enhanced versions of the CHOICE product. Therefore, in connection with this agreement, in June 1999, HealthGate issued a warrant to General Electric Company for the purchase of up to 1,189,800 shares of its common stock. The warrant has a term of five years, was immediately exercisable and had an original exercise price of $9.49 per share, which exercise price was adjusted to $3.46 per share on January 1, 2000. The fair value of this warrant was determined to be $10.3 million at the time of issuance using the Black-Scholes option pricing model. This amount was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the one year contractual term of the related development and distribution agreement. In connection with the exercise price adjustment to $3.46 per share on January 1, 2000, the fair value of the warrant increased by approximately $1.2 million. This incremental value was amortized over the remaining initial term of the development and distribution agreement. During the years ended December 31, 2000 and 1999, amortization expense of $6.0 and $5.5 million, respectively, was recorded. See "Business--Strategic Affiliations and Relationships--Marketing and Distribution."

    In November 1999, HealthGate entered into a separate three-year marketing and reseller agreement with Columbia Information Systems under which Columbia Information Systems agreed to endorse HealthGate as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA hospitals and affiliates. The agreement provides HealthGate, among other things, the right to make a first offer to provide services for adding content to the Columbia Information Systems' health portal site and any Web site owned or operated by or affiliated with Columbia Information Systems or HCA. Further, Columbia Information Systems may, for a commission, market and sell the CHOICE Web site product to entities unaffiliated with HCA, subject to HealthGate's approval. In connection with this agreement HealthGate issued a warrant to CIS Holdings for the purchase of up to 1,941,035 shares of its common stock. The warrant has a term of three years, an exercise price per share equal to the initial public offering price of $11.00 and became exercisable in January 2000 upon HealthGate's initial public offering. The fair value of this warrant was determined to be $13.5 million using the Black-Scholes option pricing model. This amount was recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the three-year contractual term of the related agreement. During the years ended December 31, 2000 and 1999, HealthGate recorded amortization expense of $4.5 million and $0.8 million, respectively.

    During the fourth quarter of 2000, as a result of recent events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under SFAS 121 "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on this review the Company determined that a write-down to the carrying value of its marketing and distribution rights asset was appropriate. This conclusion was based on the Company's continued operating losses and workforce reduction, and a modification of its business model to expand focus beyond the hospital market. The Company used a discounted cash flow model, applying a discount rate to projected net cash flow relating to this marketing and distribution rights agreement through its remaining term, and arrived at an estimated fair value for the asset of approximately $1.3 million. The Company's results of operations for the year ended December 31, 2000 include a charge of $6.9 million relating to this impairment. This impairment assessment required certain significant estimates, including estimated future cash flows associated with the marketing and reseller agreement. The remaining asset amount of $1.3 million could be subject to further impairment in the near term if future cash flows are less than anticipated.

    In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBC Internet, Inc. ("NBCi"). Under the original agreement, NBCi was to provide various services to promote HealthGate's name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate paid Snap a minimum cash fee of $10 million plus a $0.3 million production and content integration fee, and in November 1999 HealthGate issued to Snap 500,000 shares of its common stock. The value of these shares was $4.5 million at the time of issuance, which was recorded as prepaid advertising. The value of 250,000 shares was amortized as sales and marketing expense on a straight-line basis in 2000, and the value of the other 250,000 shares was recognized based on the delivery of advertising impressions in the first year of the agreement. In September 2000, HealthGate amended this agreement. One of the provisions of the revised agreement was that HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi's consumer Internet portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base.

    In March 2001, HealthGate further amended its agreement with NBCi. Under the amended agreement, HealthGate has issued a warrant to NBCi to purchase 200,000 shares of HealthGate common stock and will pay $2.1 million in cash in 2001 and $2.8 million in cash in 2002, in return for being the anchor tenant on the men's health, women's health and drugs and medications sections of the health channel of the NBCi portal through October 2002 and sharing advertising and sponsorship revenue derived from the co-branded www.healthgate.nbci.com Web site. The agreement calls for HealthGate to continue to provide content to NBCi through October 2004. If NBCi terminates the agreement based on material breach by HealthGate, including non-payment, insolvency, or failure to deliver or timely update content, HealthGate has agreed to continue to pay NBCi 65% of all fees payable under the remaining term of the amended agreement. See "Business--Strategic Affiliations and Relationships--Marketing and Distribution."

    As part of the arrangement with NBCi, HealthGate receives a portion of the advertising and sponsorship revenues appearing on the co-branded NBCi/HealthGate portions of the NBCi Web site. To date these amounts have not been significant.

    In February 2000, HealthGate repaid its long-term note payable, and charged the remaining unamortized discount of approximately $476,000 to current period earnings.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 WITH YEAR ENDED DECEMBER 31, 1999

REVENUE

    Total revenue was $10.6 million for the year ended December 31, 2000 compared to $3.2 million for the year ended December 31, 1999, an increase of $7.4 million or 226%. Services revenue for the year ended December 31, 2000 increased to $7.5 million from $2.3 million for the year ended December 31, 1999, due primarily to an increase in the revenue derived from CHOICE Web site development, implementation and hosting. Advertising, sponsorship and e-commerce revenue increased to $3.1 million in the year ended December 31, 2000 from $0.9 million for the year ended December 31, 1999. Of this increase
$1.7 million related to HealthGate's e-commerce/sponsorship agreement with SelfCare. See "Legal Proceedings." In the year ended December 31, 2000, three customers represented 57% of total revenue, HCA (33%), Medical SelfCare (16%) and Blackwell Science (8%). In the year ended December 31, 1999, two customers represented 42% of total revenue, Blackwell Science (24%) and HCA (18%). Related party revenue was $1.3 million for the year ended December 31, 2000, including $0.8 million from Blackwell Science and $0.5 million from GE Medical Systems. Because of the Company's decision in November 2000 to phase out its advertising, sponsorship and e-commerce business, HealthGate expects that most of its future near term revenue will be derived from its CHOICE, syndication and activePress services.

COSTS AND EXPENSES

    COST OF REVENUE. Cost of revenue consists primarily of costs involved with providing Web services, royalties associated with licensed content, and related equipment and software costs. Cost of revenue increased to $4.0 million in the year ended December 31, 2000 from $2.3 million in the year ended December 31, 1999, due primarily to higher royalty expenses for licensed content and depreciation on new equipment purchases to support the Company's increased service offerings and increased revenue. As a percentage of total revenue, cost of revenue decreased from 72% for the year ended December 31, 1999 to 38% for the year ended December 31, 2000. This decrease was due in part to renegotiations of several of the Company's content agreements. Because a large number of the Company's content contracts have been renegotiated to fixed fee contracts, HealthGate expects increases to costs of revenue to be minimal.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's Web-based service offerings. Research and development expenses increased to $7.2 million for the year ended December 31, 2000 from $4.6 million for the year ended December 31, 1999, due primarily to salaries and related costs from the addition of technical and development personnel and consultants. During 2000, software development costs of $0.7 million were capitalized. These costs are being amortized on a straight-line basis over the one-year life of the related software. The Company expects that it will experience minimal increases during 2001 in its research and development expenses due to scalability of its current product offerings and the institution of cost controls.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses increased to $23.2 million in the year ended

December 31, 2000 from $4.4 million in the year ended December 31, 1999. This increase was primarily due to expenses of $14.6 million associated with the Company's agreement with NBCi, which includes $4.5 million of non-cash amortization charges associated with the shares of HealthGate common stock issued to NBCi in November 1999. This increase was also due to higher salaries and related costs associated with increased staffing to support the increased volume in business. The Company expects that there will be decreases in sales and marketing expenses in 2001 as a result of the revised NBCi agreement and cost containment measures taken in the fourth quarter of 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses increased to $5.3 million in the year ended
December 31, 2000 from $2.0 million in the year ended December 31, 1999. This increase was due primarily to salaries and related costs for newly hired personnel, increased professional service fees, and costs associated with being a public company. The Company expects that increases in general and administrative expenses will be minimal in 2001 as a result of cost containment measures taken in the fourth quarter of 2000.

    MARKETING AND DISTRIBUTION RIGHTS AMORTIZATION. Non-cash amortization expense of $6.0 million and $5.5 million was recorded in the years ended December 31, 2000 and 1999, respectively, related to the warrant issued to GE Medical Systems, Inc. in 1999. During the years ended December 31, 2000 and 1999, non-cash amortization expense of $4.5 million and $0.8 million, respectively, was recorded in connection with the warrant issued to CIS in November 1999.

    IMPAIRMENT CHARGE FOR MARKETING AND DISTRIBUTION RIGHTS. As a result of recent events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on this review, the Company determined that a write-down to the carrying value of its marketing and distribution rights asset was appropriate. This conclusion was based on the Company's continued operating losses and workforce reduction, and a modification of its business model to expand focus beyond the hospital market. The Company used a discounted cash flow model, applying a discount rate to projected net cash flow relating to this marketing and distribution rights agreement through its remaining term and arrived at an estimated fair value of $1.3 million. The Company's results of operations for the year ended December 31, 2000 include an impairment charge of $6.9 million relating to this impairment. This impairment assessment required certain significant estimates, including estimated future cash flows associated with this agreement. The remaining asset amount of $1.3 million could be subject to further impairment in the near term if future cash flows are less than anticipated.

    UNAMORTIZED DEBT DISCOUNT WRITE-OFF. In February 2000, HealthGate repaid its $2 million long-term note payable, and wrote off the remaining, unamortized debt discount of approximately $0.5 million.

    CHARGE FOR IMPAIRED INVESTMENT. During the third quarter of 2000 HealthGate concluded that its investment in SelfCare preferred stock was impaired. Accordingly, the Company recorded a charge of $3.5 million in the three months ended September 30, 2000, to write-off the carrying value of this investment and suspended further revenue recognition related to services provided to SelfCare.

    INTEREST INCOME. Interest income for the year ended December 31, 2000 was $1.3 million compared to $63,000 for the year ended December 31, 1999. This improvement is the result of the Company's ability to maintain cash investments in the current year with the proceeds received from the Company's initial public offering and concurrent private placement in January 2000.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 2000 was $167,000 compared to $498,000 for the year ended December 31, 1999. This decrease is the result of the Company's ability to repay its long-term note payable in January 2000.

    INCOME TAXES. As of December 31, 2000, HealthGate had net operating loss carryforwards of approximately $16.5 million. HealthGate's net operating loss carryforwards expire beginning in 2010. Certain future changes in the share ownership of HealthGate, as defined in the U.S. Internal Revenue Code, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to HealthGate's lack of earnings history.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 WITH YEAR ENDED DECEMBER 31, 1998

REVENUE

    Total revenue was $3.2 million for the year ended December 31, 1999 compared to $2.4 million for the year ended December 31, 1998, an increase of $0.8 million or 33%. Services revenue for the year ended December 31, 1999 increased to $2.3 million from $1.5 million for the year ended December 31, 1998, due primarily to an increase in the revenue derived from co-branded CHOICE Web sites for hospitals, including Columbia Information Systems, and other enterprise clients. Advertising and sponsorship revenue remained approximately the same, $0.7 million for the year ended December 31, 1999 as for the year ended December 31, 1998. Advertising and sponsorship paid for with cash increased by $0.4 million to $0.6 million in the year ended December 31, 1999 from $0.2 million in the year ended December 31, 1998. Revenue from barter advertising arrangements for the year ended December 31, 1999 decreased
$0.4 million to $74,000 from the year ended December 31, 1998. This decrease was due to HealthGate's continued reduction in emphasis on barter arrangements and increased focus on selling advertising for cash. Beginning in the first quarter of fiscal 2000 the Company discontinued the practice of entering into revenue generating barter transactions. E-commerce revenue decreased to $0.2 million in the year ended December 31, 1999 from $0.3 million in the year ended
December 31, 1998. This net decrease in e-commerce revenue was due primarily to a decrease in subscription revenue resulting from a decrease in the number of monthly subscriptions purchased by individuals. This decrease in monthly subscriptions resulted in large part from HealthGate's continued implementation of its plan to provide more content for free through its own Web sites. In the year ended December 31, 1999, two customers represented 42% of total revenue, Blackwell Science (24%) and Columbia Information Systems (18%). In the year ended December 31, 1998, two customers represented 62% of total revenue, Blackwell Science (44%) and WebMD (18%). In early 1999, HealthGate commercially introduced the CHOICE Web site product, which resulted in a smaller proportion of the Company's services revenue being recognized from activePress.

COSTS AND EXPENSES

    COST OF REVENUE. Cost of revenue increased 97% to $2,327,000 in 1999 from $1,181,000 in 1998, due primarily to an increase of $945,000 in royalty expense for expanded licensed content, and an increase of $183,000 in depreciation costs related to additional equipment purchases.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 216% to $4,575,000 in 1999 from $1,450,000 in 1998, due primarily to additional salaries and related costs from the hiring of technical and development personnel.

    SALES AND MARKETING. Sales and marketing expenses increased to $4,381,000 in 1999 from $1,414,000 in 1998. The increase of $2,967,000 in sales and marketing expenses was primarily due to additional salaries and related costs for newly hired sales and marketing personnel, and increased advertising and brand promotion activities.

    AMORTIZATION OF MARKETING AND DISTRIBUTION RIGHTS. During 1999, a non-cash expense of $6.3 million was recorded for the amortization of the warrants issued General Electric Company and CIS Holdings, Inc. No similar warrants were issued in 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 114% to $2.0 million in 1999 from $0.9 million in 1998. This increase was due primarily to salaries and related costs for newly hired administrative personnel, higher salaries and related costs for existing personnel, and increased professional services fees.

    INTEREST INCOME. Interest income for the year ended December 31, 1999 was $63,000 compared to $31,000 for the year ended December 31, 1999.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 was $498,000 compared to $358,000 for the year ended December 31, 1999. This increase was due to interest on a long-term note payable of $99,000 and interest on higher capital lease obligations during 1999. Interest expense for the year ended December 31, 1999 also included debt discount and issuance cost amortization totaling $88,000 relating to the note payable.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception and prior to HealthGate's January 2000 initial public offering and concurrent private sale of common stock, operations were primarily financed by the private placement of debt and equity securities. In
January 2000, HealthGate completed its initial public offering of common stock and a concurrent private placement of common stock and realized net proceeds of approximately $44.5 million. A portion of the net proceeds was used to repay a $2.0 million long-term note payable, which was secured by substantially all of the Company's tangible and intangible assets. In addition, in connection with the conversion of then outstanding preferred stock, the Company paid cash for accrued dividends on Series E preferred stock totaling $0.5 million. During 1999, HealthGate generally financed computer and related hardware needs through equipment lease financing arrangements, however, in the year ended December 31, 2000, HealthGate has paid cash for most of its fixed asset additions. HealthGate entered into capital leases totaling $88,000 and $0.7 million during the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, HealthGate had approximately $10.3 million in marketable securities and approximately $4.6 million of cash and cash equivalents.

    For the year ended December 31, 2000, cash used in operations was $21.5 million. Cash used during the period was primarily due to the Company's net loss of $49.5 million, reduced by non-cash expenses of depreciation and amortization of $16.4 million, stock based compensation of $0.3 million, write-off of unamortized debt discount relating to the repayment of a long-term note payable of $0.5 million, charge for impaired asset of $6.9 million and a charge for impaired investment of $3.5 million, and increased by revenue associated with an equity instrument of $1.4 million. Additionally, net changes in operating assets and liabilities resulted in a net increase in operating cash of $1.8 million in the year ended December 31, 2000.

    For the year ended December 31, 1999, the cash used in operations was $5.7 million. Cash used during the period was primarily due to the Company's net loss of $16.7 million offset partially by depreciation and amortization of $6.9 million and stock based compensation expense of $0.7 million. An increase in deferred offering costs resulted in a use of an additional $2.1 million of operating cash. The net change in other operating assets and liabilities resulted in a net source of operating cash of $5.5 million. This was primarily the result of increases in accounts payable and other operating liabilities during 1999.

    Net cash used in investing activities in 2000 was $16.1 million, consisting of a use of $10.3 million for net purchases of marketable securities, a use of $5.2 million for the purchase of property and equipment and a use of $0.7 million for software costs which were capitalized in 2000. In 1999, net cash used in investing activities consisted of $0.3 million used for the purchase of property and equipment.

    Cash provided by financing activities in 2000 totaled approximately $41.7 million, which consisted primarily of the net proceeds of HealthGate's initial public offering and concurrent private placement of $44.5 million in January 2000. The Company used $2 million to repay a long-term note payable,

$0.5 million to pay obligations under capital lease arrangements and $0.5 million to pay a preferred stock dividend. Cash provided by financing activities in 1999 consisted primarily of net proceeds received from the issuance of the Series E redeemable convertible preferred stock and common stock of $6.0 million, partially offset by payments for capital lease obligations of $0.3 million.

    At December 31, 2000, HealthGate had outstanding commitments under capital leases of $0.6 million and under operating leases for equipment and office space of $4.2 million. In addition, future minimum payments under content license agreements were approximately $2.0 million at December 31, 2000.

    In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBC Internet, Inc. ("NBCi"). Under the original agreement, NBCi was to provide various services to promote HealthGate's name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate paid Snap a minimum cash fee of $10,000,000 plus a $250,000 production and content integration fee, and in November 1999 HealthGate issued to Snap 500,000 shares of its common stock. The value of these shares was $4,500,000 at the time of issuance, which was recorded as prepaid advertising. The value of 250,000 shares was amortized as sales and marketing expense on a straight-line basis in 2000, and the value of the other 250,000 shares was recognized based on the delivery of advertising impressions in the first year of the agreement. In September 2000 HealthGate amended this agreement. One of the provisions of the amendment was that HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi's consumer Internal portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base. During 2000, the Company recorded expense totaling $14.6 million, related to this agreement, which includes $4.5 million, of non-cash amortization expense related to the stock issued.

    At December 31, 2000, the Company had $14.9 million of cash and marketable securities and $6.5 million of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 1998, 1999 and 2000, the Company incurred net losses of $2.9 million, $16.7 million and $49.5 million, respectively, and negative cash flows from operations of $2.5 million, $5.7 million and $21.5 million, respectively. Additionally, as of December 31, 2000, the Company had an accumulated deficit of $85.6 million.

    In the fourth quarter of 2000 and the first quarter of 2001, the Company took several actions to substantially reduce operating cash outflows. These actions included reducing the Company's workforce in December 2000, amending the Company's agreement with NBCi to significantly reduce required cash payments, and amending or canceling several content arrangements. Further, if the Company does not achieve its forecasted revenue levels in 2001, management is prepared to implement additional cost reductions.

    Based on the Company's current forecasted cash flows and its cash and marketable securities on hand, the Company expects to have sufficient cash to finance its operations through at least 2001. The Company's future beyond 2001 is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. The Company is sensitive to short-term interest rates fluctuations to the extent that such fluctuations impact the interest income received on the Company's investments. To minimize this risk, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. The Company limits its default risk by purchasing only investment grade securities. As of December of 31, 2000, $3.5 million of the Company's investments were in money market funds, $5.3 million was in investments which matured within 60 days and $5.0 million was in investments which matured in approximately 150 days. Cash, cash equivalents and marketable securities were $14.9 million at December 31, 2000 and had a weighted average interest rate of 5.42%. See Note 2 of Notes to Consolidated Financial Statements for information on HealthGate's investment policies and portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14 for the financial statements and supplementary data of HealthGate required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding HealthGate's executive officers is included at the end of Part I of this report.

    Information regarding HealthGate's directors may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. This information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements. The financial statements, related notes thereto and report of independent accountants required by Item 8 are listed on page 48.

      (2) Financial Statement Schedules. Financial Statement
          Schedule II--Valuation and Qualifying Accounts and Report of Independent Accountants on Financial Statement Schedule are filed as
          Exhibit 99.1 to this report. All other schedules have been omitted from this section because the information is not required.

      (3) Exhibits. See the Index to Exhibits, below.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed by HealthGate during the fourth quarter of 2000.

    (c) Index to Exhibits.

       EXHIBIT
       NUMBER                                      DESCRIPTION
---------------------                              -----------
         3.1 (3)           Amended and Restated Certificate of Incorporation of the
                           Registrant, in the form filed on January 31, 2000.

         3.2 (3) Second Amended and Restated Bylaws of the Registrant, effective January 31, 2000.

         4.1 (3)           Specimen Common Stock certificate.

         4.2 (1)           Registration Agreement dated March 16, 1995 by and between the Registrant, David Friend and William Nelson.

         4.3 (1)           Registration Agreement dated October 18, 1995 by and between the Registrant and Nichols Research Corporation.

         4.4 (1)           Registration Agreement dated August 21, 1996 by and between the Registrant and certain investor signatories thereto.

         4.5 (1) Registration Agreement dated December 20, 1996 by and between the Registrant and Blackwell Science, Ltd.

         4.6 (1)           Registration Agreement dated March 26, 1998 by and between the Registrant and Petra Capital, LLC.

         4.7 (1)           Registration Agreement dated April 7, 1999 by and between
                           the Registrant, GE Capital Equity Investments, Inc.,
                           Blackwell Science, Ltd. and Blackwell Wissenschafts-Verlag
                           GmbH.

         4.8 (1)           Amendment to Purchase Agreements and Registrations
                           Agreements dated as of March 23, 1998 by and among the Registrant and certain stockholder signatories thereto.

         4.10(4) Registration Agreement dated as of June 17, 1999 by and between the Registrant and General Electric Company.

         4.11(6)           Registration Rights Agreement dated November 2, 1999 by and between the Registrant and CIS Holdings, Inc.

         4.12(6)           Registration Rights Agreement dated November 3, 1999 by and between the Registrant and Snap! LLC.

        10.1 (7)           activePress Journal Hosting and Delivery Agreement effective as of January 1, 2000 by and between Registrant, Blackwell
                           Science Limited and Munksgaard International Publishers
                           Limited.

       EXHIBIT
       NUMBER                                      DESCRIPTION
---------------------                              -----------
        10.2 (10)          Letter Amendment dated January 19, 2000 to activePress
                           Journal Hosting and Delivery Agreement effective as of
                           January 1, 2000 by and between Registrant, Blackwell Science
                           Limited and Munksgaard International Publishers Limited.

        10.3 (7)           Sub-Lease Agreement dated March 1, 1999 by and between
                           Synopsys, Inc. and the Registrant.

        10.4 (12)          Lease Agreement dated February 10, 2000 by and between Riggs
                           & Co., a division of Riggs Bank N.A. and the Registrant
                           (excluding exhibits).

        10.5 (1)           Internet Data Center Services Agreement dated as of December
                           30, 1998 by and between Exodus Communications, Inc. and the
                           Registrant.

        10.6 (1)           1994 Stock Option Plan of the Registrant, as amended.

        10.7 (11)          Amendment to Registrant's 1994 Stock Option Plan dated
                           November 1999.

        10.8 (1)           Form of Incentive Stock Option Agreement granted under 1994
                           Stock Option Plan of the Registrant.

        10.9 (1)           Form of Non-Employee Director Option Agreement granted under
                           1994 Stock Option Plan of the Registrant.

        10.10(1)           Stock Option Agreement dated as of December 9, 1996 by and between the Registrant and Edson D. de Castro.

        10.11(1)           Stock Option Agreement dated as of November 12, 1997 by and between the Registrant and Edson D. de Castro.

        10.12(1) Employment Agreement dated as of October 1, 1995 by and between the Registrant and William S. Reece.

        10.13(12)          Form of Indemnification Agreement between Registrant and its directors and officers.

        10.14(7)           Stock Purchase Agreement dated as of April 5, 1999 by and
                           between the Registrant, GE Capital Equity Investments, Inc.
                           and Blackwell Science, Ltd.

        10.15(2)           Stock Purchase Warrant dated as of April 21, 1999 issued by the Registrant in favor of Dain Rauscher Wessels.

        10.16(7)           Development and Distribution Agreement dated as of June 11,
                           1999 between Registrant and GE Medical Systems.

        10.17(8)           Amendment Number One dated December 22, 1999 to Development and Distribution Agreement between GE Medical Systems and
                           Registrant.

        10.18(7)           Warrant Purchase Agreement dated as of June 11, 1999 by and between the Registrant and General Electric Company.

        10.19(4)           Warrant to Purchase Common Stock of the Registrant dated
                           June 17, 1999 issued to General Electric Company.

        10.20(6)           Master Lease of Terms and Conditions for Lease dated as of
                           August 3, 1999 between TLP Leasing Programs, Inc. and
                           Registrant.

        10.21(7)           Co-branded CHOICE Web Site Agreement dated as of November 2,
                           1999 by and between the Registrant and Columbia Information
                           Systems, Inc.

        10.22(6)           Marketing and Reseller Agreement dated as of November 2,
                           1999 by and between the Registrant and Columbia Information
                           Systems, Inc.

        10.23(6)           Warrant to purchase Common Stock of the Registrant dated
                           November 2, 1999 issued to CIS Holdings, Inc.

       EXHIBIT
       NUMBER                                      DESCRIPTION
---------------------                              -----------
        10.24(7)           Strategic Alliance Agreement dated as of October 29, 1999 by and between Snap! LLC, Xoom.com, Inc. and the Registrant.

        10.25(7)           Common Stock Purchase Agreement dated November 3, 1999 by
                           and between the Registrant and Snap! LLC.

        10.26(8)           E-Commerce/Sponsorship Agreement dated December 14, 1999 by and between the Registrant and Medical Self Care, Inc.

        10.27(8)           Amendment dated December 14, 1999 to Snap Strategic Alliance
                           Agreement dated October 29, 1999 by and between Snap! LLC,
                           Xoom.com, Inc. and the Registrant.

        10.28(9)           Stock Purchase Agreement dated as of January 18, 2000 by and between the Registrant, GE Capital Equity Investments, Inc.
                           and NBC Internet, Inc.

        10.29(14)          Second Amendment to SNAP Strategic Alliance Agreement dated as of September 2000 by and among Snap!LLC, Xoom.com, Inc.,
                           NBC Internet, Inc. and the Registrant (excluding exhibits).

        10.30(13)          Amendment to Registrant's 1994 Stock Option Plan, dated
                           October 5, 2000.

        10.31*             Amended and Restated NBCi Strategic Alliance Agreement dated as of March 22, 2001 by and between NBC Internet, Inc. and the HealthGate Data Corp. (excluding exhibits)

        10.32*             Warrant to purchase common stock of the Registrant dated
                           March 22, 2001 issued to NBC Internet, Inc.

        10.33*             Amendment Number One to activePress Journal Hosting and
                           Delivery Agreement dated March 23, 2001 between Blackwell
                           Publishers Limited, Munksgaard International Publishers
                           Limited, and HealthGate Data Corp. (excluding exhibits)

        21.1 *             List of Subsidiaries

        23.1 * Consent of PricewaterhouseCoopers LLP, independent accountants

        24.1               Power of Attorney contained in signature page of Form 10-K

        99.1 *             Schedule II-Valuation and Qualifying Accounts and Report of
                           Independent Accountants on Financial Statement Schedule.

------------------------

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

(8) Previously filed with Registrant's Amendment No. 9 to Registration Statement on Form S-1 filed on December 29, 1999.

(9) Previously filed with Registrant's Amendment No. 10 to Registration Statement on Form S-1 filed on January 19, 2000.

(10) Previously filed with Registrant's Amendment No. 11 to Registration Statement on Form S-1 filed on January 24, 2000.

(11) Previously filed with Registrant's Registration Statement on Form S-8 filed on March 2, 2000.

(12) Previously filed with Registrant's Form 10-K for the fiscal year ended December 31, 1999, filed March 30, 2000.

(13) Previously filed with Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on November 1, 2000.

(14) Previously filed with Registrant's Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Massachusetts, on the 30th day of March, 2001.

                                                       HEALTHGATE DATA CORP.

                                                       By:             /s/ WILLIAM S. REECE
                                                            -----------------------------------------
                                                                         William S. Reece
                                                                Chairman of the Board of Directors
                                                                   and Chief Executive Officer

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman of the Board of
/s/ WILLIAM S. REECE                                     Directors, Chief
-------------------------------------------              Executive Officer and        March 30, 2001
William S. Reece                                         President (Principal
                                                         executive officer)

                                                       Chief Financial Officer and
/s/ VERONICA ZSOLCSAK                                    Treasurer (Principal
-------------------------------------------              financial and accounting     March 30, 2001
Veronica Zsolcsak                                        officer)

/s/ JONATHAN J.G. CONIBEAR
-------------------------------------------            Director                       March 30, 2001
Jonathan J. G. Conibear

/s/ EDSON D. DECASTRO
-------------------------------------------            Director                       March 30, 2001
Edson D. de Castro

/s/ DAVID FRIEND
-------------------------------------------            Director                       March 30, 2001
David Friend

-------------------------------------------            Director
William G. Nelson

/s/ GERALD E. BISBEE
-------------------------------------------            Director                       March 30, 2001
Gerald E. Bisbee

/s/ TOM PYLE
-------------------------------------------            Director                       March 30, 2001
Tom Pyle

                             HEALTHGATE DATA CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheet as of December 31, 1999 and
  2000......................................................    F-3
Consolidated Statement of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................    F-4
Consolidated Statement of Changes in Stockholders' Equity
  for the years ended December 31, 1998, 1999 and 2000......    F-5
Consolidated Statement of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................    F-6
Notes to Consolidated Financial Statements..................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of HealthGate Data Corp.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HealthGate Data Corp. and its subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 23, 2001

                             HEALTHGATE DATA CORP.

                           CONSOLIDATED BALANCE SHEET

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $    578,560   $  4,594,167
  Marketable securities.....................................            --     10,304,564
  Accounts receivable, including receivables from related
    parties of $49,125 and $973,186 at December 31, 1999 and
    2000, respectively, and net of allowance for doubtful
    accounts of $50,000 and $190,625 at December 31, 1999
    and 2000, respectively..................................       705,578      3,907,635
  Unbilled accounts receivable..............................        35,825         27,756
  Prepaid advertising.......................................     4,500,000        159,722
  Prepaid expenses and other current assets.................       318,514        610,992
                                                              ------------   ------------
      Total current assets..................................     6,138,477     19,604,836
Fixed assets, net...........................................     1,302,368      5,841,621
Marketing and distribution rights, net......................    17,535,000      1,315,000
Deferred offering costs.....................................     2,055,491             --
Other assets................................................       131,586        205,150
                                                              ------------   ------------
      Total assets..........................................  $ 27,162,922   $ 26,966,607
                                                              ============   ============
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of capital lease obligation...............  $    442,668   $    281,085
  Accounts payable..........................................     3,060,189      3,087,646
  Accrued expenses..........................................     2,050,070      3,069,373
  Customer deposits.........................................       558,066        208,999
  Deferred revenue..........................................     1,667,565      6,492,100
                                                              ------------   ------------
      Total current liabilities.............................     7,778,558     13,139,203
Long-term portion of capital lease obligation...............       439,743        219,554
Long-term note payable......................................     1,517,295             --
                                                              ------------   ------------
      Total liabilities.....................................     9,735,596     13,358,757

Redeemable convertible preferred stock (Note 6).............    15,626,726             --
                                                              ------------   ------------
Stockholders' equity:
  Common stock, $.01 par value;
    Authorized:100,000,000 shares
    Issued and outstanding: 5,219,251 and 17,983,998 shares
      at December 31, 1999 and 2000, respectively...........        52,192        179,840
  Additional paid-in capital................................    38,681,954     99,192,329
  Accumulated deficit.......................................   (35,930,662)   (85,570,654)
  Deferred compensation.....................................    (1,002,884)      (193,665)
                                                              ------------   ------------
      Total stockholders' equity............................     1,800,600     13,607,850
Commitments and contingencies (Note 10).....................            --             --
                                                              ------------   ------------
      Total liabilities, redeemable convertible preferred
        stock and stockholders' equity......................  $ 27,162,922   $ 26,966,607
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                             HEALTHGATE DATA CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          1998           1999           2000
                                                       -----------   ------------   ------------
Revenue, including revenue from related parties of
  $1,070,500, $1,357,400 and $1,305,848 in 1998, 1999
  and 2000, respectively.............................  $ 2,434,124   $  3,241,568   $ 10,552,741
Costs and expenses
  Cost of revenue....................................    1,181,012      2,326,688      4,014,618
  Research and development (including stock based
    compensation of $321,480 and $33,991 in 1999 and
    2000, respectively)..............................    1,450,106      4,574,708      7,234,460
  Sales and marketing (including stock based
    compensation of $128,960 and $69,870 in 1999 and
    2000, respectively)..............................    1,414,179      4,380,719     23,224,032
  General and administrative (including stock based
    compensation of $284,089 and $202,636 in 1999 and
    2000, respectively)..............................      929,479      1,984,687      5,270,275
  Marketing and distribution rights amortization.....           --      6,265,000     10,528,000
  Impairment charge for marketing and distribution
    rights...........................................           --             --      6,935,000
                                                       -----------   ------------   ------------
    Total costs and expenses.........................    4,974,776     19,531,802     57,206,385
                                                       -----------   ------------   ------------
  Loss from operations...............................   (2,540,652)   (16,290,234)   (46,653,644)
                                                       -----------   ------------   ------------
Unamortized debt discount write-off..................           --             --       (475,821)
Charge for impaired investment.......................           --             --     (3,487,219)
Interest income......................................       30,975         63,006      1,324,426
Interest expense.....................................     (358,075)      (498,064)      (166,566)
Other expense........................................       (9,777)        (6,571)       (74,982)
                                                       -----------   ------------   ------------
  Net loss...........................................   (2,877,529)   (16,731,863)   (49,533,806)
Preferred stock dividends and accretion of preferred
  stock to redemption value..........................     (594,829)    (8,737,295)      (106,186)
                                                       -----------   ------------   ------------
  Net loss attributable to common stockholders.......  $(3,472,358)  $(25,469,158)  $(49,639,992)
                                                       ===========   ============   ============
Basic and diluted net loss per share attributable to
  common stockholders................................  $     (0.76)  $      (5.46)  $      (2.96)
Shares used in computing basic and diluted net loss
  per share attributable to common stockholders......    4,547,559      4,662,080     16,781,966

   The accompanying notes are an integral part of these financial statements.

                             HEALTHGATE DATA CORP.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      TOTAL
                                  COMMON STOCK         ADDITONAL                                  STOCKHOLDERS'
                             ----------------------     PAID-IN     ACCUMULATED      DEFERRED        EQUITY/
                               SHARES     PAR VALUE     CAPITAL       DEFICIT      COMPENSATION     (DEFICIT)
                             ----------   ---------   -----------   ------------   ------------   -------------
Balance, December 31,
  1997.....................   4,543,447   $ 45,434    $   123,205   $ (6,989,146)  $        --    $ (6,820,507)
Exercise of common stock
  options..................       5,056         51          3,520                                        3,571
Issuance of common stock
  warrants.................                               554,000                                      554,000
Accrual of cumulative
  dividends on redeemable
  convertible preferred
  stock and accretion to
  redemption value.........                                             (594,829)                     (594,829)
Net loss...................                                           (2,877,529)                   (2,877,529)
                             ----------   --------    -----------   ------------   -----------    ------------
Balance, December 31,
  1998.....................   4,548,503   $ 45,485    $   680,725   $(10,461,504)  $        --    $ (9,735,294)
Deferred compensation
  relating to grants of
  common stock options.....                             2,307,246                   (2,307,246)             --
Stock based compensation...                                41,381                      693,148         734,529
Issuance of common stock...     500,000      5,000      4,495,000                                    4,500,000
Issuance of common stock
  warrants.................                            24,000,000                                   24,000,000
Forfeiture of stock
  options..................                              (611,214)                     611,214              --
Exercise of common stock
  options..................     170,748      1,707        130,242                                      131,949
Series E preferred stock
  beneficial conversion
  feature..................                             7,638,574                                    7,638,574
Accrual of cumulative
  dividends on redeemable
  convertible preferred
  stock and accretion to
  redemption value.........                                           (8,737,295)                   (8,737,295)
Net loss...................                                          (16,731,863)                  (16,731,863)
                             ----------   --------    -----------   ------------   -----------    ------------
Balance, December 31,
  1999.....................   5,219,251   $ 52,192    $38,681,954   $(35,930,662)  $(1,002,884)   $  1,800,600
Stock based compensation...                                                            306,497         306,497
Forfeiture of stock
  options..................                              (502,722)                     502,722              --
Exercise of common stock
  options..................     232,847      2,330        110,189                                      112,519
Exercise of common stock
  warrant..................     455,890      4,559         (4,559)                                          --
Conversion of preferred
  stock to common stock....   7,530,556     75,305     15,192,251                                   15,267,556
Issuance of common stock...   4,545,454     45,454     44,472,216                                   44,517,670
Incremental value of common
  stock warrants...........                             1,243,000                                    1,243,000
Accrual of cumulative
  dividends on redeemable
  convertible preferred
  stock and accretion to
  redemption value.........                                             (106,186)                     (106,186)
Net loss...................                                          (49,533,806)                  (49,533,806)
                             ----------   --------    -----------   ------------   -----------    ------------
Balance, December 31,
  2000.....................  17,983,998   $179,840    $99,192,329   $(85,570,654)  $  (193,665)   $ 13,607,850
                             ==========   ========    ===========   ============   ===========    ============

   The accompanying notes are an integral part of these financial statements.

                             HEALTHGATE DATA CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1998           1999           2000
                                                              -----------   ------------   ------------
Cash flows from operating activities:
  Net Loss..................................................  $(2,877,529)  $(16,731,863)  $(49,533,806)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      416,897      6,933,969     16,373,267
    Stock based compensation................................           --        734,529        306,497
    Unamortized debt discount write off.....................           --             --        475,821
    Impairment charge for marketing and distribution
      rights................................................           --             --      6,935,000
    Charge for impaired investment..........................           --             --      3,487,219
    Revenue associated with equity instruments..............           --                    (1,407,492)
    Other, net..............................................        9,777        (10,128)       126,063
  Changes in assets and liabilities:
    Accounts receivable.....................................      (70,361)      (343,389)    (3,202,057)
    Unbilled accounts receivable............................      (12,386)       (23,439)         8,069
    Prepaid advertising.....................................           --             --       (182,708)
    Prepaid expenses and other current assets...............     (123,516)       (93,032)      (292,478)
    Deferred offering costs.................................           --     (2,055,491)     2,055,491
    Other assets............................................       29,717       (128,288)       (73,564)
    Accounts payable........................................      (37,808)     2,487,502         27,457
    Customer deposits.......................................           --        558,066       (349,067)
    Accrued expenses........................................      298,678      1,619,936      1,019,303
    Deferred revenue........................................     (117,209)     1,322,745      2,744,808
                                                              -----------   ------------   ------------
Net cash used in operating activities.......................   (2,483,740)    (5,728,883)   (21,482,177)
                                                              -----------   ------------   ------------

Cash flows from investing activities:
  Purchase of marketable securities.........................           --             --    (53,204,574)
  Proceeds from marketable securities.......................           --             --     42,900,010
  Purchases of fixed assets.................................     (277,538)      (279,752)    (5,233,883)
  Expenditures for capitalized software.....................           --             --       (659,155)
                                                              -----------   ------------   ------------
Net cash used in investing activities.......................     (277,538)      (279,752)   (16,197,602)
                                                              -----------   ------------   ------------

Cash flows from financing activities:
  Payment of capital lease obligation.......................     (239,785)      (342,651)      (469,445)
  Proceeds (Payment) of loan................................    3,929,278             --     (2,000,000)
  Payment of Series E preferred stock dividend..............           --             --       (465,358)
  Proceeds from issuance of preferred and common stock, net
    of issuance costs.......................................        3,571      5,969,015     44,630,189
                                                              -----------   ------------   ------------
Net cash provided by financing activities...................    3,693,064      5,626,364     41,695,386
                                                              -----------   ------------   ------------

Net increase (decrease) in cash and cash equivalents........      931,786       (382,271)     4,015,607

Cash and cash equivalents, beginning of year................       29,045        960,831        578,560
                                                              -----------   ------------   ------------

Cash and cash equivalents, end of year......................  $   960,831   $    578,560   $  4,594,167
                                                              ===========   ============   ============

Supplemental Disclosure of Cash Flow Information--See Note 2 of Notes to Condensed Consolidated
  Financial Statements.

   The accompanying notes are an integral part of these financial statements.

                             HEALTHGATE DATA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND FINANCIAL CONDITION

    HealthGate Data Corp. ("HealthGate" or the "Company") provides content solutions to healthcare institutions, corporations and Web sites by leveraging web technology to supply up-to-date, comprehensive content that is reliable, objective, and credible for professionals, patients, and consumers.

    The Company's consolidated financial statements have been presented on a basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. In the years ended December 31, 1998, 1999 and 2000, the Company incurred net losses of $2.9 million, $16.7 million and $49.5 million, respectively, and negative cash flows from operations of $2.5 million, $5.7 million and $21.5 million, respectively. Additionally, as of December 31, 2000, the Company had an accumulated deficit of $85.6 million.

    In the fourth quarter of 2000 and the first quarter of 2001, the Company took several actions to substantially reduce operating cash outflows. These actions included reducing the Company's workforce in December 2000, amending the Company's agreement with NBC Internet, Inc. (see Note 10) to significantly reduce required cash payments, and amending or canceling several content arrangements. Further, if the Company does not achieve its forecasted revenue levels in 2001, management is prepared to implement additional cost reductions.

    Based on the Company's current forecasted cash flows and its cash and marketable securities on hand, the Company expects to have sufficient cash to finance its operations through 2001. The Company's future beyond 2001 is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

    HealthGate is subject to risks and uncertainties common to growing technology-based companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting polices followed in the preparation of the financial statements are as follows:

RECLASSIFICATIONS

    Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of HealthGate and its wholly-owned subsidiaries, HealthGate Europe Limited, HealthGate Acquisition Corp. and HealthGate Securities Corp. All material intercompany balances and transactions have been eliminated.

TRANSLATION OF FOREIGN CURRENCIES

    The functional currency of HealthGate's foreign subsidiary, HealthGate Europe Limited, is the local currency. Adjustments resulting from the translation of the financial statements of HealthGate's subsidiary into U.S. dollars, and foreign currency transaction gains and losses included in the results of operations, have not been significant.

                             HEALTHGATE DATA CORP.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    HealthGate considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. HealthGate invests its excess cash in money market funds backed by U.S. Government securities, U.S. Treasury securities and commercial paper, which are subject to minimal credit and market risk. As of December 31, 2000, approximately $3,500,000 of the Company's investments were in money market funds, $5,300,000 were in investments which matured within 60 days and $5,000,000 were in investments which matured in approximately 150 days. The Company accounts for marketable securities under FAS 115. HealthGate's cash equivalents and marketable securities are classified as available for sale and recorded at amortized cost, which approximates fair value.

REVENUE RECOGNITION

    HealthGate derives revenue primarily from (1) services, including Web site development and hosting arrangements such as CHOICE-Registered Trademark- Web sites, content syndication and activePress-TM- services, (2) online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees are recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement. For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is recorded as expense upon signing the agreement. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller, and the Web site has been delivered. Revenue is not recognized in any circumstances unless collectability is deemed probable.

    Advertising revenue is derived principally from short-term advertising contracts, in which HealthGate typically guarantees a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising revenue is recognized in the period in which the advertisement is displayed, at the lesser of the ratio of impressions delivered over total guaranteed impressions or a straight-line basis over the term of the contract, provided that no significant HealthGate obligations remain. To the extent that minimum guaranteed impressions are not met, HealthGate defers recognition of the corresponding revenue until the guaranteed impressions are delivered. Sponsorship revenue is recognized ratably over the terms of the applicable agreements, which generally range from one month to three years. Revenue from user subscriptions is recognized ratably over the subscription period, and revenue from transaction-based fees is recognized when the service is provided. Barter transactions are recorded at the fair value of the advertisements provided or the value of the advertisements received, whichever is more readily determinable. Barter expenses are recognized when HealthGate's advertisements are run on the reciprocal Web sites, which is typically in the same period as when the advertisements are run on HealthGate's Web sites. Barter expenses are included in sales and marketing expense. During the years ended December 31, 1998, 1999 and 2000, revenue from barter transactions was approximately $436,000, $74,000 and $0, respectively.

    For multi-element service arrangements, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire

                             HEALTHGATE DATA CORP.

service period. However, for arrangements with multiple service periods with escalating fees, fees for each service period are recognized ratably over that period. For arrangements under which HealthGate receives equity instruments in exchange for services, HeathGate determines the value of the arrangement based on the fair value of the equity received or services provided, whichever is more readily determinable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of HealthGate's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values at December 31, 1999 and 2000.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments which potentially expose HealthGate to concentrations of credit risk consist primarily of trade accounts receivable, marketable securities and cash equivalents. To minimize risk relative to trade accounts receivable, ongoing credit evaluations of customers' financial condition are performed, although collateral generally is not required. At December 31, 2000, one related party accounted for 23% of gross accounts receivable. At
December 31, 1999, one customer accounted for 16% of gross accounts receivable. For the year ended December 31, 1998, one customer accounted for 18% of total revenue and a related party accounted for 44% of total revenue. For the year ended December 31, 1999, one customer accounted for 18% of total revenue and one related party accounted for 24% of total revenue. For the year ended
December 31, 2000, one customer accounted for 33% of total revenue and one customer accounted for 16% of total revenue and one related parties accounted for 8% of total revenue. To minimize risk associated with marketable securities the Company only invests in securities with A-1 ratings and limits the percentage of its overall portfolio that is invested in any one security. To minimize risk associated with cash and cash equivalents, the Company conducts business with banks with strong credit and does not maintain all of its balances in one institution.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

    Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the year ended December 31, 2000, development costs totaling $659,000 were capitalized. These costs are being amortized to cost of revenue on a straight-line basis over the one-year life of the related software. Software development costs are included in fixed assets on the balance sheet.

FIXED ASSETS

    Fixed assets are recorded at cost and depreciated over their estimated useful lives, generally one to five years, using the straight-line method. Fixed assets held under capital leases which involve a transfer of ownership are amortized over the estimated useful life of the asset. Other fixed assets held under capital leases are amortized over the shorter of the lease term or the estimated useful life of the related asset. Repairs and maintenance costs are expensed as incurred.

                             HEALTHGATE DATA CORP.

ACCRUED EXPENSES

    Accrued expenses at December 31, 1999 and 2000 consists of the following:

                                                          1999         2000
                                                       ----------   ----------
Accrued payroll and benefits.........................  $  767,396   $  852,924
Accrued content liability............................     513,624    1,270,343
Other accrued expenses...............................     769,050      946,106
                                                       ----------   ----------
                                                       $2,050,070   $3,069,373
                                                       ==========   ==========

ACCOUNTING FOR STOCK-BASED COMPENSATION

    HealthGate accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of HealthGate's common stock at the date of grant. HealthGate has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes only (Note 7). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS
No. 123 and related interpretations.

ADVERTISING COSTS

    Advertising costs are charged to operations as incurred. Advertising costs were approximately $456,000, $233,000 and $1,134,000 in the years ended
December 31, 1998, 1999 and 2000, respectively, of which approximately $418,000, $74,000 and $0, respectively, related to barter transactions.

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    HealthGate paid cash for interest of approximately $242,000, $472,000 and $160,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

                             HEALTHGATE DATA CORP.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

    HealthGate entered into capital leases for certain computer equipment totaling approximately $577,000, $785,000 and $88,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

    In connection with the issuance of the Series E redeemable convertible preferred stock in April 1999, HealthGate issued to the placement agent a warrant to purchase up to 21,654 shares of HealthGate common stock at an exercise price of $2.89 per share. A value of $200,000 was ascribed to the warrant. Also in April 1999, a $2,000,000 convertible note payable to a related party was converted into 174,729 shares of HealthGate's Series E redeemable convertible preferred stock (Note 6).

    In June 1999, HealthGate issued a warrant to a related party in connection with a development and distribution agreement. The fair value of the warrant of $10,300,000 was recorded as marketing and distribution rights. In January 2000, the exercise price of this warrant was adjusted from $9.49 to $3.46 per share. As a result, the fair value of the warrant increased by $1,243,000. This amount was recorded as marketing and distribution rights (Note 7).

    In October 1999, HealthGate issued common stock to Snap! LLC in connection with a strategic alliance agreement. The rights of Snap! LLC were subsequently assigned to NBC Internet, Inc. ("NBCi"). The fair value of the shares of $4,500,000 was recorded as prepaid advertising (Note 10).

    In November 1999, HealthGate issued a warrant to CIS Holdings, a related party to Columbia Information Systems, in connection with a marketing and reseller agreement. The fair value of the warrant of $13,500,000 was recorded as marketing and distribution rights (Note 7).

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

3.  FIXED ASSETS

    Fixed assets consists of the following:

                                               USEFUL           DECEMBER 31,
                                               LIVES      -------------------------
                                              IN YEARS       1999          2000
                                             ----------   -----------   -----------
Computer equipment and software............      3        $   657,963   $ 4,583,666
Office equipment and fixtures..............     3-5           134,108     1,478,734
Software development costs.................      1                 --       659,155
Computer equipment under capital...........     1-3         1,818,607     1,696,090
                                                          -----------   -----------
                                                            2,610,678     8,417,645
Less--accumulated depreciation and
  amortization.............................                (1,308,310)   (2,521,094)
                                                          -----------   -----------
                                                          $ 1,302,368   $ 5,896,551
                                                          ===========   ===========

                             HEALTHGATE DATA CORP.

    Depreciation and amortization expense on fixed assets was $363,088, $584,244 and $1,322,645 in 1998, 1999 and 2000, respectively, of which $186,475, $297,784 and $479,886 in 1998, 1999 and 2000, respectively, related to amortization of assets held under capital leases. Accumulated amortization on assets under capital lease was $604,436, $806,474 and $1,157,460 at December 31, 1998, 1999
and 2000, respectively.

4.  NOTES PAYABLE

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

    In connection with the Note, HealthGate issued warrants to purchase 341,076 shares of its common stock at an exercise price per share of $.00005. Further, on December 31, 1998, HealthGate issued warrants to purchase an additional 114,816 shares at an exercise price of $.00005 per share, as HealthGate did not achieve a minimum 1998 revenue target defined in the agreement. These warrants were exercised in February 2000. The terms of the warrant agreement placed certain restrictions on the number of options, warrants and other convertible securities which HealthGate could issue. These restrictions expired on January 31, 2000, the closing date of the initial public offering of HealthGate's common stock. HealthGate ascribed a value of $261,000 to the warrants issued in March 1998 and $293,000 to the warrants issued in December 1998, based on the fair value at the time of issuance. The amount ascribed to the warrants was recorded as additional paid-in capital and a discount from the face value of the Note. The discount was being amortized to interest expense over the life of the note using the effective interest method. As of December 31, 1999, the carrying value of the note, net of unamortized discount, was $1,517,295. Discount amortized as interest expense for 1998 and 1999, was approximately $54,000 and $88,000, respectively. In February 2000, HealthGate repaid this note in full and charged the remaining unamortized discount of approximately $476,000 to current period earnings.

    On September 29, 1998, HealthGate issued a convertible note (the "Convertible Note") in the principal amount of $2,000,000 to an existing preferred stockholder. The Convertible Note bore interest at an annual rate of 12%, and was due on March 31, 1999. In April 1999, the Convertible Note was converted into 174,729 shares of HealthGate's Series E redeemable convertible preferred stock (Note 6).

5.  MEDICAL SELF CARE, INC. ARRANGEMENT

    In December 1999, HealthGate entered into an E-Commerce/Sponsorship Agreement with Medical Self Care, Inc. ("SelfCare"), a seller of health-related products and services. Under the agreement, HealthGate developed a co-branded HealthGate/SelfCare Web site, and agreed to provide promotions for this co-branded site over the 37-month term of the agreement. The agreement provided for SelfCare to make annual cash payments to HealthGate of approximately $1,000,000 in the first year, $7,100,000 in the second year and $8,400,000 in the third year. In addition, for the first year of services under the agreement, SelfCare issued 996,348 shares of its Series H preferred stock to HealthGate on February 2, 2000. HealthGate recorded these shares at a value of approximately $3,500,000 when received. HealthGate had been recognizing revenue for the first year fees, including the value of preferred stock received, ratably over the first annual period of the agreement.

    In August 2000, HealthGate filed suit against Medical Self Care, Inc. ("SelfCare") in U.S. District Court in Boston, Massachusetts, seeking damages due to SelfCare's breaches of an e-commerce/ sponsorship agreement. The litigation followed HealthGate's notice of termination of the agreement based

                             HEALTHGATE DATA CORP.

on SelfCare's failure to pay fees due under the agreement, and the filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare was entitled to rescind the agreement and that HealthGate was not entitled to terminate the agreement and was not entitled to post-contract remedies. The lawsuit filed by SelfCare in California was later dismissed. Due to the uncertainty of this matter, HealthGate concluded that its investment in SelfCare preferred stock was impaired and, accordingly, recorded a charge in the third quarter of 2000 to write-off the carrying value of this investment. Additionally, HealthGate suspended revenue recognition related to services provided to SelfCare during the third quarter of 2000.

    On December 1, 2000 the rights and obligations of SelfCare were assumed by Development Specialists, Inc. ("DSI"). HealthGate reached agreement with DSI in February 2001 to settle HealthGate's litigation against SelfCare for a claim in liquidation of $5,250,000 and a release of all of SelfCare's claims against HealthGate. The Company is uncertain what amount, if any, it will ultimately realize on this settlement and has not recognized any amount related to the settlement in its financial statements. The Company's results of operations for the year ended December 31, 2000 include revenue of $1,700,000 related to this agreement. The Company's balance sheet at December 31, 2000 includes net deferred revenue of $2,000,000 relating to SelfCare. This amount will be recorded as other income at the time the Company determines what amount, if any, will be realized on the liquidation of SelfCare.

6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    A summary of redeemable convertible preferred stock activity for the years ended December 31, 1998, 1999 and 2000 is as follows:

                            SERIES A               SERIES B                SERIES C                SERIES D          SERIES E
                       -------------------   ---------------------   ---------------------   ---------------------   --------
                                  CARRYING               CARRYING                CARRYING                CARRYING
                        SHARES     VALUE      SHARES      VALUE       SHARES      VALUE       SHARES      VALUE       SHARES
                       --------   --------   --------   ----------   --------   ----------   --------   ----------   --------
Balance 12/31/97.....    1,000    594,837      1,000     1,891,513     1,000     1,125,894     1,667     2,682,358         --
Accrual of cumulative
  dividends and
  accretion to
  redemption value...              70,262                  163,637                 104,402                 256,528
                        ------    --------    ------    ----------    ------    ----------    ------    ----------   --------
Balance 12/31/98.....    1,000    665,099      1,000     2,055,150     1,000     1,230,296     1,667     2,938,886         --
Issuance of series E,
  net of issuance
  costs of $611,426
  and of a conversion
  feature of
  $7,638,574.........                                                                                                 720,757
Accrual of cumulative
  dividends and
  accretion to
  redemption value...              70,269                  163,634                 104,400                 256,534
                        ------    --------    ------    ----------    ------    ----------    ------    ----------   --------
Balance 12/31/99.....    1,000    735,368      1,000     2,218,784     1,000     1,334,696     1,667     3,195,420    720,757
Accrual of cumulative
  dividends and
  accretion to
  redemption value...               5,855                   13,637                   8,700                  21,377
Payment of cash
  dividend...........
Conversion into
  common stock.......   (1,000)   (741,223)   (1,000)   (2,232,421)   (1,000)   (1,343,396)   (1,667)   (3,216,797)  (720,757)
                        ------    --------    ------    ----------    ------    ----------    ------    ----------   --------
Balance 12/31/00.....       --         --         --            --        --            --        --            --         --
                        ======    ========    ======    ==========    ======    ==========    ======    ==========   ========

                      SERIES E
                       ----------      TOTAL
                        CARRYING     CARRYING
                         VALUE         VALUE
                       ----------   -----------
Balance 12/31/97.....          --     6,294,602
Accrual of cumulative
  dividends and
  accretion to
  redemption value...                   594,829
                       ----------   -----------
Balance 12/31/98.....          --     6,889,431
Issuance of series E,
  net of issuance
  costs of $611,426
  and of a conversion
  feature of
  $7,638,574.........
Accrual of cumulative
  dividends and
  accretion to
  redemption value...   8,142,458     8,737,295
                       ----------   -----------
Balance 12/31/99.....   8,142,458    15,626,726
Accrual of cumulative
  dividends and
  accretion to
  redemption value...      56,617       106,186
Payment of cash
  dividend...........    (465,358)     (465,358)
Conversion into
  common stock.......  (7,733,717)  (15,267,554)
                       ----------   -----------
Balance 12/31/00.....          --            --
                       ==========   ===========

                             HEALTHGATE DATA CORP.

CONVERSION

    In January 2000, all of the redeemable preferred stock was converted into 7,530,556 shares of common stock. The number of common shares to which a holder of preferred stock received upon conversion was based upon the conversion rates defined by HealthGate's Amended and Restated Certificate of Incorporation.

LIQUIDATION, VOTING AND DIVIDENDS

    The holders of Series A, B, C and D preferred stock, in the event of liquidation, had been entitled to receive, on a pro-rata basis $500, $1,600, $1,000 and $1,500 per share, respectively, plus accrued and unpaid dividends. The holders of the preferred stock had certain voting rights on all matters submitted to stockholders for a vote. The holders of Series A, B, C and D preferred stock were entitled to certain cumulative annual dividends.

ISSUANCE OF SERIES E PREFERRED STOCK

    In April 1999, HealthGate issued 546,028 shares of newly authorized
Series E redeemable convertible preferred stock to GE Capital Equity Investments, Inc., an affiliate of General Electric Company (Note 7), for gross proceeds of $6,250,000. In connection with the issuance of the Series E preferred stock, HealthGate paid approximately $300,000 of fees and out of pocket expenses to a placement agent, paid other issue costs of approximately $111,000, and issued the placement agent a warrant to purchase up to 21,654 shares of HealthGate common stock at an exercise price of $2.89 per share. The Company ascribed a value to the warrant of $200,000. The placement fee, other issue costs and warrant value have been reflected as a reduction of the proceeds from the Series E preferred stock issuance. An additional 174,729 shares of Series E preferred stock were issued upon conversion of a convertible note
(Note 4). The Series E preferred stock ranked senior in liquidation to other classes of preferred stock, and had certain veto rights. The Series E preferred stock accrued cumulative annual dividends at 7% of its liquidation value (initially $8,250,000). The dividends were compounded annually and were added to the Series E preferred stock liquidation value. In January 2000 in connection with HealthGate's initial public offering, the Series E preferred stock was converted into 2,858,522 shares of common stock, and approximately $465,000 in cash was paid for accrued cumulative dividends.

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

7.  STOCKHOLDERS' EQUITY

    COMMON STOCK

    Each share of common stock entitles the holder to one vote on all matters submitted to a vote of HealthGate's stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Board of Directors, subject to any preferential dividend rights of the preferred stockholders.

                             HEALTHGATE DATA CORP.

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

    In connection with the conversion of the outstanding preferred stock, HealthGate paid cash for accrued dividends on Series E preferred stock totaling $465,358.

    Effective upon HealthGate's initial public offering on January 31, 2000, the authorized capital stock of HealthGate increased to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

STOCK OPTION PLANS

    In June 1994, HealthGate adopted the HealthGate Data Corp. 1994 Stock Option Plan (the "1994 Plan") which provides for the granting of both incentive stock options and nonqualified options to employees, directors and consultants. The 1994 Plan, as amended, allows for a maximum of 4,480,000 options to purchase shares of common stock to be issued prior to December 2004. The exercise price of any incentive stock option granted under the 1994 Plan shall not be less than the fair market value of the stock on the date of grant, as determined in good faith by the Board of Directors, or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of HealthGate's stock. Options granted under the 1994 Plan are exercisable for a period of not longer than ten years from the date of grant, or five years in the case of optionees holding more than 10% of the combined voting power of all classes of HealthGate's stock.

    HealthGate applies APB 25 and related interpretations in accounting for employee and director options granted under the 1994 Plan. Since inception (February 8, 1994) through December 31, 1998 no compensation expense was recognized for options granted to employees under this plan. Compensation expense of approximately $693,000 and $306,000 was recognized in 1999 and 2000 for options granted to employees under this plan. During 1999, HealthGate also recognized approximately $41,000 for the value of options granted to consultants.

                             HEALTHGATE DATA CORP.

    Had compensation cost attributable to the 1994 Plan and other options been determined based on the fair value of the options at the grant date, consistent with the provisions of SFAS No. 123, HealthGate's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                          1998           1999           2000
                                       -----------   ------------   ------------
Net loss
  As reported........................  $(2,877,529)  $(16,731,863)  $(49,533,806)
  Pro forma..........................   (2,904,547)   (18,536,912)   (52,476,623)
Basic and diluted net loss per share
  attributable to common stockholders
  As reported........................  $     (0.76)  $      (5.46)  $      (2.96)
  Pro forma..........................        (0.77)         (5.85)         (3.13)

    Under SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made during the following periods:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1998       1999       2000
                                                     --------   --------   --------
Expected option term (years).......................       4          4          4
Risk-free interest rate............................    5.29%       5.5%       5.0%
Expected volatility................................     0.0%     100.0%     100.0%
Dividend yield.....................................     0.0%       0.0%       0.0%

    A summary of the status of HealthGate's options as of December 31, 1998, 1999 and 2000 and changes during the periods then ended are presented below:

                                                                YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
                                                 1998                    1999                     2000
                                         ---------------------   ---------------------   ----------------------
                                                     WEIGHTED-               WEIGHTED-                WEIGHTED-
                                                      AVERAGE                 AVERAGE                  AVERAGE
                                                     EXERCISE                EXERCISE                 EXERCISE
                                          SHARES       PRICE      SHARES       PRICE       SHARES       PRICE
                                         ---------   ---------   ---------   ---------   ----------   ---------
Outstanding at beginning of period.....  1,310,564     $0.45     1,714,105     $0.97      2,550,200     $4.48
  Granted..............................    826,911      1.46     1,317,254      7.88      2,492,562      2.45
  Exercised............................     (5,056)     0.70      (170,748)     0.77       (232,847)     0.48
  Canceled.............................   (418,314)     0.31      (310,411)     1.55     (1,208,633)     6.43
                                         ---------               ---------               ----------
Outstanding at end of period...........  1,714,105     $0.97     2,550,200     $4.48      3,601,282      2.68
                                         =========               =========               ==========
Options available for grant at end of
  period...............................     87,550               1,049,797                  469,869
                                         =========               =========               ==========
Options granted at fair value:
  Weighted average exercise price......                $1.46                   $9.12                    $2.45
                                                       =====                   =====                    =====
  Weighted average fair value..........                $0.05                   $6.21                    $1.80
                                                       =====                   =====                    =====
Options granted below fair value:
  Weighted average exercise price......                                        $4.85
                                                                               =====
  Weighted average fair value..........                                        $6.75
                                                                               =====

                             HEALTHGATE DATA CORP.

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                             OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                                         ----------------------------   ------------------------
                                                            WEIGHTED-       WEIGHTED-                 WEIGHTED-
                                                             AVERAGE         AVERAGE                   AVERAGE
                                             NUMBER         REMAINING       EXERCISE      NUMBER       EXERCISE
RANGE OF EXERCISE PRICE                    OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE     PRICE
-----------------------                    -----------   ----------------   ---------   -----------   ----------
Under $0.48..............................     564,288          2.50          $ 0.38        345,607      $ 0.38
$0.49-$0.76..............................     146,441          1.95          $ 0.55        133,349      $ 0.55
$0.81....................................     782,929          4.86          $ 0.81             --          --
$0.88-$1.81..............................     563,388          3.81          $ 1.27        155,988      $ 1.15
$1.88....................................     535,410          2.06          $ 1.88        370,027      $ 1.88
$2.43-$9.00..............................     897,097          4.12          $ 6.43        146,573      $ 9.00
$10.44-$11.35............................     111,729          3.48          $11.02         19,830      $11.35
                                            ---------                                    ---------
                                            3,601,282                                    1,171,374
                                            =========                                    =========

DEFERRED COMPENSATION

    During the year ended December 31, 1999, HealthGate granted stock options to purchase 382,806 shares of its common stock with exercise prices ranging from $.88 to $9.49 per share. HealthGate recorded compensation expense and deferred compensation relating to these options totaling approximately $693,000 and $2,307,000, respectively, representing the differences between the estimated fair market value of the common stock on the date of grant and the exercise price. Compensation related to options which vest over three years was recorded as a component of stockholders' equity and is being amortized over the vesting periods of the related options. During the year ended December 31, 2000 and 1999, stock options to purchase shares were cancelled as a result of employee terminations, which resulted in the reversal of approximately $503,000 and $611,000, respectively, of deferred compensation.

ISSUANCE OF WARRANTS AND IMPAIRMENT CHARGE

    On June 11, 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"), an operating division of General Electric Company and an affiliate of a Series E preferred stock investor
(Note 6). HealthGate believes that this agreement benefits it through the association of the GE Medical Systems name with HealthGate in general, and its CHOICE product in particular, and through the efforts of GE Medical Systems to distribute both its standard CHOICE product and the GE Medical Systems enhanced versions of its CHOICE product. Therefore, in connection with this agreement, HealthGate issued to General Electric Company a warrant to purchase up to 1,189,800 shares of HealthGate's common stock at an exercise price per share of $9.49. The warrant is immediately exercisable, and has a term of 5 years. The fair value of this warrant was determined to be $10,300,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 5 years, and an interest rate of 5.6%. The value of the warrant was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the one year contractual term of the related development and distribution agreement. On January 1, 2000, the exercise price of the warrant issued to General Electric Company was adjusted from $9.49 to $3.46 per share. As a result of the exercise price adjustment, the fair value of the warrant increased by $1,243,000. This increase was calculated using the Black-Scholes option pricing model, based on an assumed common stock fair value per share of $9.00, 100% volatility, a term of 4.5 years and an interest rate of 5.94%. This incremental value was amortized over the initial term of the agreement. During the years ended December 31, 2000 and 1999, amortization expense for this warrant totaled $6,028,000 and $5,515,000, respectively.

                             HEALTHGATE DATA CORP.

    In November 1999, HealthGate entered into a separate three-year marketing and reseller agreement with Columbia Information Systems under which Columbia Information Systems agreed to endorse HealthGate as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA hospitals and affiliates. The agreement provides HealthGate, among other things, the right to make a first offer to provide services for adding content to the Columbia Information Systems' health portal site and any Web site owned or operated by or affiliated with Columbia Information Systems or HCA. Further, Columbia Information Systems may, for a commission, market and sell the CHOICE Web site product to entities unaffiliated with HCA, subject to HealthGate's approval. In connection with this agreement HealthGate issued a warrant to CIS Holdings for the purchase of up to 1,941,035 shares of its common stock. The warrant has a term of three years, an exercise price per share equal to the initial public offering price of $11.00 and became exercisable in January 2000 upon HealthGate's initial public offering. The fair value of this warrant was determined to be $13,500,000 using the Black-Scholes option pricing model. This amount was recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the three-year contractual term of the related agreement. During the years ended December 31, 2000 and 1999, HealthGate recorded amortization expense of $4,500,000 and $800,000, respectively.

    During the fourth quarter of 2000, as a result of recent events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under SFAS 121 "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on this review the Company determined that a write-down to the carrying value of its marketing and distribution rights asset was appropriate. This conclusion was based on the Company's continued operating losses and workforce reduction, and a modification of its business model to expand focus beyond the hospital market. The Company used a discounted cash flow model, applying a discount rate to projected net cash flow relating to this marketing and distribution rights agreement through its remaining term, and arrived at an estimated fair value for the asset of approximately $1,315,000. The Company's results of operations for the year ended December 31, 2000 include a charge of $6,935,000 relating to this impairment. This impairment assessment required certain significant estimates, including estimated future cash flows associated with the marketing and reseller agreement. The remaining asset amount of $1,315,000 could be subject to further impairment in the near term if future cash flows are less than anticipated.

8.  INCOME TAXES

    Deferred tax assets are comprised of the following:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1999           2000
                                                   ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards...............  $  7,530,911   $ 16,458,253
  Stock based compensation.......................       285,403        302,406
  Marketing and distribution rights..............     2,579,607      9,768,818
  Investment impairment..........................            --      1,435,688
  Deferred revenue...............................            --      2,672,798
  Other..........................................       336,338        498,778
                                                   ------------   ------------
Total deferred tax assets........................    10,732,259     31,136,741
Deferred tax asset valuation allowance...........   (10,732,259)   (31,136,741)
                                                   ------------   ------------
                                                   $         --   $         --
                                                   ============   ============

                             HEALTHGATE DATA CORP.

    Realization of total deferred tax assets is dependent upon the generation of future taxable income. HealthGate has provided a valuation allowance for the full amount of its deferred tax assets, since realization of these future benefits is not sufficiently assured.

    Income taxes computed using the federal statutory income tax rate differs from HealthGate's effective tax primarily due to the following:

                                                YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                           1998          1999           2000
                                        -----------   -----------   ------------
Income tax benefit at U.S. federal
  statutory tax rate..................  $(1,007,135)  $(5,856,152)  $(17,336,832)
State taxes, net of federal tax
  impact..............................     (170,165)   (1,045,649)    (3,032,074)
Other.................................      (37,232)      (64,273)       (35,576)
Change in valuation allowance.........    1,214,532     6,966,074     20,404,482
                                        -----------   -----------   ------------

Provision for income taxes............  $        --   $        --   $         --
                                        ===========   ===========   ============

    At December 31, 2000, HealthGate has net operating loss carryforwards and research and development tax credit carryforwards of approximately $39,976,000 and $338,000, respectively, available for federal and foreign purposes to reduce future taxable income and future tax liabilities. If not utilized, these carryforwards will expire at various dates ranging from 2010 to 2020. Under the provisions of the Internal Revenue Code, certain substantial changes in HealthGate's ownership may have limited, or may limit in the future, the amount of net operating loss and research and development tax credit carryforwards which could be used annually to offset future taxable income and income tax liability. The amount of any annual limitation is determined based upon HealthGate's value prior to an ownership change.

    Approximately $300,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercise of non-qualified stock option and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

9.  401(K) PLANS

    During 1996, HealthGate established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. In 1999, HealthGate established a new defined contribution savings plan under Section 401(k) of the Internal Revenue Code and terminated the 1996 plan. Both plans cover substantially all employees who meet minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plans may be made at the discretion of the Board of Directors. There were no contributions made under either plan by HealthGate during the years ended December 31, 1998, 1999 or 2000.

10. COMMITMENTS AND CONTINGENCIES

    In July 1999, the Company received a letter alleging that HealthGate's Web site induces users to infringe a patent held by a company (the "Holder"). In lieu of pursuing a patent infringement claim against HealthGate, the Holder offered to provide HealthGate with a license for unlimited use of the patent for a one-time payment of between $50,000 and $150,000. There has been no recent activity on this matter and at this time, HealthGate is unable to predict its outcome.

    In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBC

                             HEALTHGATE DATA CORP.

Internet, Inc. ("NBCi"). Under the original agreement, NBCi was to provide various services to promote HealthGate's name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate paid Snap a minimum cash fee of $10,000,000 plus a $250,000 production and content integration fee, and in November 1999 HealthGate issued to Snap 500,000 shares of its common stock. The value of these shares was $4,500,000 at the time of issuance, which was recorded as prepaid advertising. The value of 250,000 shares was amortized as sales and marketing expense on a straight-line basis in 2000, and the value of the other 250,000 shares was recognized based on the delivery of advertising impressions in the first year of the agreement. In September 2000, HealthGate amended this agreement. One of the provisions of the revised agreement was that HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi's consumer Internal portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base.

    In March 2001, HealthGate further amended its agreement with NBCi. Under the amended agreement, HealthGate has issued a warrant to purchase 200,000 shares of HealthGate common stock and will pay NBCi $2,053,250 in cash in 2001 and $2,827,702 in cash in 2002, in return for being the anchor tenant on the men's health, women's health and drugs and medications sections of the heath channel of the NBCi portal through October 2002 and share in advertising and sponsorship revenue derived from the co-branded www.healthgate.nbci.com Web site. The agreement calls for HealthGate to continue to provide content to NBCi through October 2004.

    NBCi is owned partially by National Broadcasting Company, a subsidiary of General Electric Company. NBCi and General Electric Company are each principal stockholders of HealthGate.

    HealthGate leases all facilities under operating lease agreements and certain equipment under noncancelable capital lease agreements. Total rent expense under noncancelable operating leases was approximately $89,900, $470,500 and $904,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

    The future minimum lease commitments under all noncancelable leases at December 31, 2000, were as follows:

                                                        OPERATING    CAPITAL
                                                          LEASES      LEASES
                                                        ----------   --------
2001..................................................  $  967,179   $338,009
2002..................................................     913,727    230,337
2003..................................................     910,527      5,993
2004..................................................     916,435         --
2005..................................................     462,202         --
Thereafter............................................          --         --
                                                        ----------   --------
  Total future payments...............................   4,170,070    574,339
  Less amount representing interest...................                (73,700)
                                                                     --------
  Present value of minimum lease payments.............                500,639
                                                                     ========

    HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of December 31, 2000 totaled approximately $2,039,000, most of this amount is payable in 2001.

                             HEALTHGATE DATA CORP.

11. GEOGRAPHIC AND SEGMENT INFORMATION

    HealthGate operates in one segment, which is providing healthcare and related information to institutions and individuals through the Internet. HealthGate's revenue from external customers was derived from the following:

                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1998         1999         2000
                                          ----------   ----------   -----------
United States...........................  $1,665,718   $2,404,396   $ 9,635,898
Europe..................................     768,406      837,172       916,843
                                          ----------   ----------   -----------
Total...................................  $2,434,124   $3,241,568   $10,552,741
                                          ==========   ==========   ===========

    Substantially all of HealthGate's long-lived assets were located in the United States for all periods presented.

    Service revenue for the years ended December 31, 1998, 1999 and 2000 was approximately $1,486,000, $2,365,000 and $7,435,000, respectively. Advertising, sponsorship and eCommerce revenue for the years ended December 31, 1998, 1999 and 2000 was approximately $948,000, $877,000 and $3,118,000. Advertising revenue for 1998 and 1999 included $436,000 and $74,000 of non-cash revenue from barter transactions.

12. UNAUDITED QUARTERLY INFORMATION

    HealthGate's unaudited quarterly results of operations for the years ended December 31, 1999 and 2000, in thousands, were as follows:

                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    1999        1999         1999            1999
                                                  ---------   --------   -------------   ------------
Revenue.........................................   $   533    $    519      $   684         $ 1,506
Totals costs and expenses.......................      2077       3,700        6,106           7,649
Total other income (expense)....................      (158)        (67)         (93)           (124)
Net income......................................    (1,702)     (3,248)      (5,515)         (6,267)
Net income attributable to common
  stockholders..................................    (1,851)    (11,148)      (5,860)         (6,610)
Basic and diluted net loss per share
  attributable to common stockholders...........   $ (0.41)   $  (2.45)     $ (1.28)        $ (1.33)
Shares used in computing basic and diluted net
  loss per share attributable to common
  stockholders..................................     4,549       4,559        4,568           4,969

                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    2000        2000         2000            2000
                                                  ---------   --------   -------------   ------------
Revenue.........................................   $ 2,533    $  3,424     $  2,316        $  2,280
Totals costs and expenses.......................    11,610      15,250       11,707          18,639
Total other income (expense)....................      (279)        402       (3,195)            191
Net income......................................    (9,356)    (11,424)     (12,586)        (16,168)
Net income attributable to common
  stockholders..................................    (9,462)    (11,424)     (12,586)        (16,168)
Basic and diluted net loss per share
  attributable to common stockholders...........   $ (0.71)   $  (0.64)    $  (0.70)       $  (0.90)
Shares used in computing basic and diluted net
  loss per share attributable to common
  stockholders..................................    13,379      17,852       17,901          17,971