Form 10-K/A
period 2000-12-31
HEALTHGATE DATA CORP
filed 2001-04-27
CIK 1081630

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        COMMISSION FILE NUMBER: 0-28701

                             HEALTHGATE DATA CORP.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                     04-3220927
    (State or other jurisdiction of              (IRS Employer Identification No.)
     incorporation or organization)

     25 CORPORATE DRIVE, SUITE 310,                            01803
       BURLINGTON, MASSACHUSETTS                             (zip code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 685-4000

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 2000 on Form 10-K as set forth in the pages attached hereto:

       Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions, respectively. The information required by these Items is filed herewith by amendment pursuant to Rule 12b-15.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HEALTHGATE DATA CORP.

Date: April 27, 2001                                   By:             /s/ WILLIAM S. REECE
                                                            -----------------------------------------
                                                                         William S. Reece
                                                                Chairman of the Board of Directors
                                                                   and Chief Executive Officer
                                                                  (Principal Executive Officer)

Date: April 27, 2001                                   By:            /s/ VERONICA ZSOLCSAK
                                                            -----------------------------------------
                                                                        Veronica Zsolcsak
                                                              Chief Financial Officer and Treasurer
                                                               (Principal Financial and Accounting
                                                                             Officer)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information regarding our directors and executive officers as of March 31, 2001.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
William S. Reece(3).......................     35      Chairman of the Board of Directors,
                                                       President and Chief Executive Officer

Veronica Zsolcsak.........................     50      Chief Financial Officer and Treasurer

Rick Lawson...............................     41      Vice President of Business Development

Gerald E. Bisbee, Jr. Ph.D.(2)............     58      Director

Jonathan J. G. Conibear(2)(3).............     49      Director

Edson D. de Castro(1)(3)..................     62      Director

David Friend(1)...........................     53      Director

William G. Nelson(1)......................     66      Director

Thomas O. Pyle(2).........................     61      Director

------------------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating Committee.

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

    VERONICA ZSOLCSAK was appointed Chief Financial Officer and Treasurer of HealthGate in September 2000. Previous to her joining HealthGate, from January 2000 to September 2000 Ms. Zsolcsak was Chief Financial Officer of Infinium Software, Inc., a provider of e-business solutions and an application service provider (ASP). During 1999 Ms. Zsolcsak served as Vice President of Operations for Renaissance Worldwide Inc., a business and technology consulting services company. From 1996 to 1998 Ms. Zsolcsak was Chief Financial Officer of Town & Country Corporation. She has also served as Chief Financial Officer and Vice President of Finance at DRI/McGraw-Hill (1990 to 1993) and held senior finance positions at Wang (1982 to 1990) and Digital Equipment Corporation (1977 to 1982).

    RICK LAWSON is a founder of HealthGate and has served as a Vice President and Secretary since November 1994. From 1987 to 1994, Mr. Lawson served in several positions, including Vice President, Account Services/Operations, Director of User Services and Manager of Customer Service at PaperChase, a medical literature retrieval software company owned by Beth Israel Hospital in Boston.

    GERALD E. BISBEE, JR., Ph.D. was elected a Class II Director of HealthGate in August 2000. Since 1998 Dr. Bisbee has been Chairman, President and CEO of ReGen Biologics, Inc., a company that designs, engineers and manufactures tissue engineered products for orthopedic applications. He is also Chairman of The Health Management Academy, a health care education and marketing firm. Since 1989 Dr. Bisbee has been a director of APACHE Medical Systems, Inc., a software decision support and content management company for hospitalized critical care patients (where he served as Chairman and Chief Executive Officer from 1989 through 1997 and was re-elected Chairman in December 2000). Dr. Bisbee has served as a director of Cerner Corporation, a software information technology and content solutions company for healthcare organizations and consumers since February 1988.

    JONATHAN J. G. CONIBEAR has served as a member of our Board of Directors since December 1996. Since 1986, Mr. Conibear has served as Executive Director of Blackwell Science, Ltd., the largest publisher of medical societies' journals and one of the world's largest medical publishers, with headquarters in Oxford, U.K. From 1985 to 1997, Mr. Conibear had other responsibilities with Blackwell Science, including President, Blackwell Science Inc., Blackwell's U.S. subsidiary, Chair, Blackwell's Asian subsidiary, and Sales Director. From 1974 to 1985, Mr. Conibear served in various positions with Oxford University Press.

    EDSON D. de CASTRO has served as a member of our Board of Directors since December 1994. Since 1997, Mr. de Castro has been a self-employed business consultant. From 1992 to 1997, Mr. de Castro was Chairman of Xenometrix, Inc., a biotechnology company. From 1989 to 1990, Mr. de Castro was Chairman of the Board of Directors of Data General Corporation. From 1968 to 1989, Mr. de Castro served as President and Chief Executive Officer of Data General. Mr. de Castro is a director of AVAX Technologies, Inc., a biopharmaceutical company, Eprise Corporation, a provider of advanced content management software for Web sites, and of VCampus Corp., a publisher of educational courseware for Internet training programs. Mr. de Castro is also a trustee of Boston University and a Member of the Visiting Committee of Clark University Graduate School of Management Advisory Council. Mr. de Castro is also a Member of the Corporation of Partners Healthcare System Inc.

    DAVID FRIEND has served as a member of our Board of Directors since
April 1995. In June 1999, Mr. Friend became Chief Executive Officer of eYak, Inc., a telecommunications software company. From 1995 through December 1999, Mr. Friend served as Chairman of the Board of Directors of FaxNet Corp., a provider of messaging services to the telecommunications industry. During 1994 and 1995, Mr. Friend served as a lecturer at Massachusetts Institute of Technology. From 1983 to 1994, Mr. Friend served as Chairman of the Board of Directors of Pilot Software, an international software firm.

    WILLIAM G. NELSON, Ph.D. has served as a member of our Board of Directors since October 2000. Since 1990, Dr. Nelson has been the Chairman of the Board of Directors of HarrisData Corp., a computer software company. Since 1999, Dr. Nelson has also been the Chairman of the Board of Directors of Repository Technologies Inc., a computer software company. Dr. Nelson has been a director of GEAC Computer Corporation, Limited since 1989, additionally from June 1996 through October 2000, Dr. Nelson served as the Chairman of the Board of Directors of GEAC, and from September 1996 until April 1999, he also served as its Chief Executive Officer and President. Since 1986, Dr. Nelson has also served as a director of Manugistics Group Inc., a provider of intelligent supply chain optimization solutions for enterprises and evolving eBusiness trading networks. From December 1991 to December 1994, Dr. Nelson was President and Chief Executive Officer of Pilot Software, Inc. Dr. Nelson also serves as a trustee of Swarthmore College and Hampton University.

    THOMAS O. PYLE was elected a Class II Director of HealthGate in
January 2001. Mr. Pyle has served as a Director of Controlled Risk Insurance Company, Ltd. since 1976 (Chairman 1976-1989 and 2000-present). He is also a Director and Chairman of related organizations, Risk Management Foundation of the Harvard Medical Institutions and Controlled Risk Insurance Company, Inc. (Vermont). He became Chief Executive Officer of PrivaSource, a start-up company, in 2001. From 1978 to 1991, Mr. Pyle served as Chief Executive Officer of Harvard Community Health Plan and from 1993 to 1994 he served as Chief Financial Officer of MetLife Health Care. Since 1987, Mr. Pyle has also been a director of Millipore Corporation, a manufacturer of laboratory analytical instruments.

    Executive officers of HealthGate are elected by the board of directors on an annual basis and serve at the pleasure of the board of directors. There are no family relationships among any of our executive officers or directors.

    Effective with the closing of our initial public offering in January 2000, our board of directors was divided into three classes, each of whose members serve for staggered three-year terms. One class of directors will be elected each year at the annual meeting of stockholders for a term of three years.
Mr. Bisbee, Mr. Conibear and Mr. Pyle presently serve in the class whose term expires at the annual meeting of stockholders in 2001; Mr. Reece and Mr. de Castro presently serve in the class whose term expires at the annual meeting of stockholders in 2002; and Mr. Friend and Mr. Nelson presently serve in the class whose term expires at the annual meeting of stockholders in 2003. All directors will hold office until their successors have been duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our three other most highly compensated executive officers (the "Named Executive Officers") whose total salary and bonus exceeded $100,000 for services rendered to HealthGate in all capacities during the years ended December 31, 2000, 1999, and 1998.

                                                                          LONG-TERM COMPENSATION
                                        ANNUAL                       --------------------------------
                                     COMPENSATION                    SECURITIES
                                 ---------------------               UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR     SALARY ($)   BONUS ($)   OPTIONS (#)   COMPENSATION($)(1)
---------------------------      --------   ----------   ---------   -----------   ------------------
William S. Reece...............    2000      243,000           --           --            205
  President and Chief Executive    1999      200,000      140,000(2)        --            128
  Officer                          1998      138,583       66,500(3)   257,790             --
Mark A. Israel(4)..............    2000      168,771(5)        --           --            112
  Chief Technology Officer         1999      150,000       30,000(2)        --             96
                                   1998      126,000       32,000(3)   118,980             --
Rick Lawson....................    2000      175,000       34,970(6)        --            150
  Vice President of Content and    1999      120,000       50,000(2)        --             76
  Secretary                        1998       93,750       30,000(3)   118,980             --
Richard J. Fecher(7)...........    2000      238,750(8)    31,125      120,000            227
  Vice President of Sales          1999      124,033(9)    32,000(2)   118,980             95

------------------------

(1) Represents payments made by the Company in the respective years for term life insurance premiums on behalf of the Named Executive Officers.

(2) Represents amounts awarded in February 2000 for bonuses earned in 1999.

(3) Represents amounts awarded in January 1999 for bonuses earned in 1998.

(4) Mr. Israel resigned from HealthGate in May 2000.

(5) Includes severance paid in 2000.

(6) Represents amounts awarded in February 2001 for bonuses earned in 2000.

(7) Mr. Fecher was hired by HealthGate in May 1999 and elected by the Board of Directors to serve as Vice President of Sales in September 1999. Mr. Fecher resigned from HealthGate in January 2001.

(8) Includes commissions paid in 2000.

(9) Includes commissions paid in 1999.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2000

    The following table sets forth information concerning the individual grants of stock options to each of the Named Executive Officers who received grants during the fiscal year ending December 31, 2000. All options were granted under HealthGate's 1994 Stock Option Plan.

                                                                                                    POTENTIAL REALIZABLE
                                                                                                          VALUE AT
                                     INDIVIDUAL GRANT                                               ASSUMED ANNUAL RATES
                         ----------------------------------------                                         OF STOCK
                             NUMBER OF         PERCENT OF TOTAL                                    PRICE APPRECIATION FOR
                             SECURITIES       OPTIONS GRANTED TO                                       OPTION TERM(1)
                         UNDERLYING OPTIONS   EMPLOYEES IN FISCAL     EXERCISE     EXPIRATION      ----------------------
NAME                        GRANTED (#)           YEAR (%)(2)       PRICE ($/SH)      DATE          5% ($)         10%
----                     ------------------   -------------------   ------------   ----------      --------      --------
Richard J. Fecher(3)...         20,000               0.80%               6.25      03/20/05(3)      34,535        76,314
                               100,000               4.01%             0.8125      11/10/05(3)      22,448        49,604

------------------------

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

(2) In 2000, HealthGate granted options to purchase an aggregate of 2,492,562 shares of common stock.

(3) Mr. Fecher resigned from HealthGate in January 2001, and his options expired without exercise in April 2001.

AGGREGATED OPTION EXERCISES IN 2000 AND 2000 YEAR-END OPTION VALUES

    The following table sets forth certain information with respect to the number and value of option exercises in 2000 and unexercised options held by the Named Executive Officers on December 31, 2000.

                                                                   UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                           OPTIONS               IN-THE-MONEY OPTIONS AT
                                   SHARES                          AT FISCAL YEAR-END (#)        FISCAL YEAR-END ($)(1)
                                ACQUIRED ON         VALUE        ---------------------------   ---------------------------
NAME                            EXERCISE (#)   REALIZED ($)(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                            ------------   ---------------   -----------   -------------   -----------   -------------
William S. Reece..............       0                0            211,387         86,063           0              0
Rick Lawson...................       0                0             79,320         39,660           0              0
Mark A. Israel(2).............       0                0                  0              0           0              0
Richard J. Fecher(3)..........       0                0             39,660        199,320           0              0

------------------------

(1) The value of unexercised in-the-money options represents the difference between $0.1875 (the closing price of our common stock on December 29, 2000, the last day of our fiscal year), and the exercise price of the stock options, multiplied by the number of shares subject to the stock options.

(2) Mr. Israel resigned from HealthGate in May 2000 and his options expired in August 2000.

(3) Mr. Fecher resigned from HealthGate in January 2001 and his options expired in April 2001.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL
  ARRANGEMENTS

    Under an employment agreement dated October 1, 1995, HealthGate agreed to employ Mr. Reece as Chairman of the Board, President and Chief Executive Officer of HealthGate for a period of three years beginning on October 1, 1995, to be automatically renewed on an annual basis, unless either party does not wish to extend the employment agreement, in which case the agreement will terminate three years from the applicable renewal date. Under the agreement, Mr. Reece's minimum base salary is $110,000 per annum, subject to annual review by the Board of Directors. Mr. Reece is also eligible to participate in any bonus programs we adopt. Mr. Reece's 2000 annual base salary was $243,000, without any cash bonus, as determined by the Board of Directors for 2000 services.

    HealthGate may terminate Mr. Reece's employment for malfeasance, nonfeasance or breach of the employment agreement, as determined by 75% of the Board of Directors. If we terminate Mr. Reece's employment for malfeasance, nonfeasance or breach of the employment agreement, Mr. Reece will be entitled to receive a lump sum severance payment equal to 12 months' compensation at his then-current base salary, the amount of any bonus paid to him in the previous contract year, and any accrued bonus through the date of termination, plus any benefits to which he is entitled for 12 months following the date of termination. We may also terminate Mr. Reece's employment if Mr. Reece is convicted of a felony involving HealthGate. If we terminate Mr. Reece's employment for conviction of a felony involving HealthGate, Mr. Reece will not be entitled to any further compensation under the employment agreement, except as may be required by applicable law.

    In addition, Mr. Reece may elect to terminate the employment agreement for good reason or following a change in control of HealthGate. In the event
Mr. Reece makes such an election for good reason or as a result of a change in control, he will be entitled to a lump sum severance payment equal to 12 months' compensation at his then-current base salary, any accrued bonus through the date of election, plus any benefits to which he is entitled for 12 months following the date of election.

    HealthGate does not have employment agreements with any of our other employees or executive officers.

COMPENSATION OF DIRECTORS

    Directors of HealthGate who are also our employees did not receive additional compensation for serving as Directors.

    As compensation for their services in 1999 through 2001, in January 1999, each of HealthGate's non-employee Directors was granted stock options for the purchase of 9,915 shares of our common stock under our 1994 Stock Option Plan. These options have an exercise price of $.89 per share, vested in three equal annual installments in January 1999, 2000, and 2001 based on continuing service as a director through each applicable period and expire in January 2004.

    Beginning in February 2000, each of HealthGate's non-employee Directors receive $3,000 per quarterly Board of Directors' meeting attended, $500 per Committee meeting attended, and $500 per monthly Board of Directors' conference call attended and will be reimbursed, upon request, for expenses incurred in attending each Board of Directors' meeting.

    In August 2000, the number of options issued to non-employee Directors for their services was increased from 3,305 per year to 10,000 per year for the three-year period through the second quarter of 2003. Accordingly, in August 2000, (1) Dr. Bisbee was granted stock options for 30,000 shares of HealthGate's common stock and (2) stock options for 25,043 shares (which when combined with the January 1999 grants provides for 10,000 shares annually) were granted for the continuing services of each of Messrs. Conibear, de Castro, Friend and Horgen. The August 2000 options were granted under HealthGate's 1994 Stock Option Plan, have an exercise price of $1.375 per share (which was the closing price for our common stock as reported by Nasdaq at the time of the grant), vest quarterly over three years based on continuing service as a director and expire in August 2005. In addition, upon their election to the Board of Directors, Messrs. Nelson and Pyle were granted stock options for 30,000 shares of HealthGate's common stock in October, 2000 and January, 2001, respectively. Each of these options were granted under HealthGate's 1994 Stock Option Plan. Dr. Nelson's options have an exercise price of $0.9375 per share (which was the closing price for our common stock as reported by Nasdaq at the time of the grant), vest quarterly over three years based on continuing service as a director and expire in October 2005.
Mr. Pyle's options have an exercise price of $0.469 per share (which was the closing price for our common stock as reported by Nasdaq at the time of the grant), vest quarterly over three years based on continuing service as a director and expire in January 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee. Our Compensation Committee currently consists of Dr. Bisbee and Messrs. Conibear and Pyle, none of whom has ever been an officer or employee of HealthGate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2001 by: (a) each person who we know owns beneficially more than 5% of our common stock; (b) each of our Directors; (c) each of the Named Executive Officers; and (d) all of our Directors, nominees and executive officers as a group. Unless otherwise indicated, the mailing address for each person and business entity listed below is c/o HealthGate Data Corp., 25 Corporate Drive, Suite 310, Burlington, MA 01803.

                                                                 SHARES        PERCENT
                                                              BENEFICIALLY   BENEFICIALLY
BENEFICIAL OWNER                                                 OWNED         OWNED(1)
----------------                                              ------------   ------------
General Electric Company(2).................................   3,696,256         19.3%
  2135 Easton Turnpike
  Fairfield, CT 06431
William S. Reece(3).........................................   1,927,939         10.5%
Blackwell Science, Ltd.(4)..................................   2,066,675         11.5%
  Oxney Mead, Oxford
  OX2 OEL, United Kingdom
Jonathan J. G. Conibear(5)..................................   2,066,675         11.5%
HCA The Healthcare Company(6)...............................   1,941,035          9.7%
  One Park Plaza
  Nashville, Tennessee 37203
Nichols Research Corporation................................   1,831,208         10.2%
  4040 Memorial Parkway, S.
  Huntsville, AL 35802
Barry M. Manuel, M.D.(7)....................................   1,210,009          6.7%
  65 Wellesley Road
  Belmont, MA 02478
NBC Internet, Inc.(8).......................................   1,154,545          6.3%
  225 Bush Street
  San Francisco, CA 94104
Rick Lawson(9)..............................................     932,180          5.1%
David Friend(10)............................................     601,031          3.3%
William G. Nelson(11).......................................     403,828          2.2%
Edson D. de Castro(12)......................................     142,067            *
Mark A. Israel(13)..........................................      19,830            *
Gerald E. Bisbee, Jr.(14)...................................      10,000            *
Thomas O. Pyle(15)..........................................       5,000            *
Richard Fecher(16)..........................................       2,000            *
Veronica M. Zsolcsak(17)....................................           0            *
Executive officers and directors as a group (9
  persons)(18)..............................................   6,088,720         32.8%

------------------------

   * Less than one percent of outstanding shares.

 (1) Percentage ownership is based on 17,983,998 shares outstanding as of March 31, 2001. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 31, 2001 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

 (2) Includes 1,189,800 shares of common stock issuable pursuant to a warrant granted to General Electric Company in connection with our development and distribution agreement with GE Medical Systems, an operating unit of General Electric Company, and 2,506,456 shares of common stock owned by GE Capital Equity Investments, Inc., a wholly-owned subsidiary of General Electric Capital Corporation and an affiliate of General Electric Company. GE Capital Equity Investments shares beneficial ownership of the 2,506,456 outstanding shares with General Electric Capital Corporation with respect to all shares held of record by GE Capital Equity Investments. This amount does not include any shares of our common stock beneficially owned by NBC Internet, Inc. We understand that National Broadcasting Company, a subsidiary of General Electric Company, owns a significant minority equity interest in NBC Internet, Inc. and has agreed to acquire the remainder of the equity interests in NBC Internet, Inc. through a merger of NBC Internet, Inc. with and into National Broadcasting Company.

 (3) Includes 318,283 shares of common stock issuable to Mr. Reece upon the exercise of stock options.

 (4) Includes 44,703 shares of common stock issuable upon the exercise of stock options and 266,277 shares owned by Blackwell Wissenschafts-Verlag GmbH, a wholly owned subsidiary of Blackwell Science.

 (5) Includes 44,703 shares of common stock issuable to Blackwell Science upon the exercise of stock options, 1,755,695 shares of common stock owned by Blackwell Science and 266,277 shares owned by Blackwell Wissenschafts-Verlag GmbH. Mr. Conibear is Executive Director of Blackwell Science. Mr. Conibear disclaims beneficial ownership of all shares issuable to or owned, directly or indirectly, by Blackwell Science and its affiliates.

 (6) Includes 1,941,035 shares issuable pursuant to a warrant issued to CIS Holdings, Inc., an indirect, wholly owned subsidiary of HCA-The Healthcare Company and an affiliate of Columbia Information Systems, Inc., in connection with our marketing and reseller agreement with Columbia Information Systems.

 (7) Includes 870,520 shares owned by Dr. Manuel, 317,280 shares held in trusts for which Dr. Manuel serves as trustee for the benefit of his children and grandchildren and 22,209 shares issuable to Dr. Manuel upon the exercise of stock options. Dr. Manuel disclaims beneficial ownership of the 317,280 shares held in trust for the benefit of his children and grandchildren.

 (8) Includes 500,000 shares of common stock owned by Snap! LLC, a wholly owned subsidiary of NBC Internet, Inc., 454,545 shares of our common stock owned by NBC Internet, Inc. and 200,000 shares of our common stock issuable pursuant to a warrant issued to NBC Internet, Inc. in connection with the amendment and restatement of our strategic alliance agreement with NBC Internet, Inc. We understand that National Broadcasting Company, a subsidiary of General Electric Company, owns a significant minority equity interest in NBC Internet, Inc. and has agreed to acquire the remainder of the equity interests in NBC Internet, Inc. through a merger of NBC Internet, Inc. with and into National Broadcasting Company.

 (9) Includes 133,980 shares of common stock issuable to Mr. Lawson upon exercise of stock options.

 (10) Includes 44,703 shares of common stock issuable to Mr. Friend upon exercise of stock options.

 (11) Includes 7,500 shares of common stock issuable to Dr. Nelson upon exercise of stock options.

 (12) Includes 11,654 shares of common stock issuable to Mr. de Castro upon exercise of stock options.

 (13) Mr. Israel resigned from HealthGate in May 2000.

 (14) Includes 10,000 shares of common stock issuable to Dr. Bisbee upon exercise of stock options.

 (15) Includes 5,000 shares of common stock issuable to Mr. Pyle upon exercise of stock options.

 (16) Includes 2,000 shares owned by Mr. Fecher's spouse.

 (17) Excludes shares of common stock issuable Ms. Zsolcsak upon exercise of unvested stock options.

 (18) Includes 575,823 shares of common stock issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In January 2000, HealthGate entered into a new activePress Journal Hosting and Delivery Agreement with Blackwell Science, Ltd. and Munksgaard International Publishers Limited. Blackwell Science, together with Blackwell Wissenshafts-Verlag GmbH, a wholly owned subsidiary of Blackwell Science, owns and holds 2,021,972 shares of our common stock. Jonathan Conibear, one of our Directors, is an Executive Director of Blackwell Science. Pursuant to this agreement, we have agreed to host a Web site for Blackwell Science's journals and other publications. Blackwell Science paid us a total of $826,000 for hosting of the Web site through December 2000. In March 2001, this Agreement was extended to run through December 31, 2001, and total fees payable to us during 2001 term are expected to be in excess of $1,300,000. In addition, pursuant to the terms of a Stock Purchase Agreement dated as of December 20, 1996 between HealthGate and Blackwell Science, in the event we attempt to expand into Europe or Asia, we have agreed to negotiate in good faith with Blackwell Science to determine in what manner Blackwell Science may serve as our primary strategic alliance partner in connection with such expansion.

    In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems pursuant to which we agreed to develop GE Medical Systems branded enhanced versions of our CHOICE Web site product and granted GE Medical Systems a license to sell our CHOICE Web site product. In connection with this agreement, we issued to General Electric a warrant for the purchase of up to 1,189,800 shares of our common stock. The warrant has a term of five years, is immediately exercisable, and has an exercise price of $3.46 per share. In June 2000, the development and distribution agreement was renewed for an additional one year period. GE Capital Equity Investments, a principal stockholder of HealthGate, is a wholly owned indirect subsidiary of General Electric.

    HealthGate rendered services to GE Medical Systems relating to its development of a demonstration Web site. HealthGate was paid $274,000 in 2000 for such services.

    In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBC Internet, Inc. ("NBCi"). Under the original agreement, NBCi was to provide various services to promote HealthGate's name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by NBCi during the first year of the agreement,
(1) in January, 2000 HealthGate paid Snap a cash fee of $10,000,000 plus a $250,000 production and content integration fee, and (2) in November 1999 HealthGate issued to Snap 500,000 shares of its common stock. In September 2000 HealthGate and NBCi amended this agreement. One of the provisions of the revised agreement was that HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi's consumer Internet portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base.

    In March 2001, HealthGate further amended its agreement with NBCi. Under the amended agreement, HealthGate has issued a warrant to NBCi to purchase 200,000 shares of HealthGate common stock at an exercise price per share of $0.1875 (which was the closing price for our common stock as reported by Nasdaq at the time of the amended agreement) and will pay NBCi $2.1 million in cash in 2001 and $2.8 million in cash in 2002, in return for being the anchor tenant on the men's health, women's health and drugs and medications sections of the heath channel of the NBCi portal through October 2002 and sharing advertising and sponsorship revenue derived from the co-branded www.healthgate.nbci.com web site. The agreement calls for HealthGate to continue to provide content to NBCi through October 2004.

    In January 2000, pursuant to the terms of a Stock Purchase Agreement, HealthGate issued and sold 340,909 shares of our common stock to GE Capital Equity Investments, at $11 per share in a private sale.

    In January 2000, pursuant to the terms of a Stock Purchase Agreement, HealthGate issued and sold 454,545 shares of our common stock to NBC Internet, at $11 per share in a private sale.

    In November 1999, HealthGate entered into a three-year development agreement with Columbia Information Systems. Under this agreement, we will design, develop, and maintain a health portal site for Columbia Information Systems and design, develop and maintain customized, co-branded CHOICE Web sites for up to 280 Columbia/HCA hospitals and affiliates. The agreement provides for an annual license fee of $3.5 million to be paid by Columbia Information Systems for all products and services that we provide under the agreement. In addition, we will share advertising and sponsorship revenues and certain e-commerce revenues. The agreement may be terminated without cause by Columbia Information Systems on June 1, 2001, upon payment of a $1 million termination fee to HealthGate. In 2000, Columbia Information Systems paid us a total of $3.5 million under this agreement which represented 33% of our revenue for the year.

    In November 1999, HealthGate also entered into a separate three-year marketing and reseller agreement with Columbia Information Systems, under which Columbia Information Systems agreed to endorse us as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA (formerly Columbia/HCA Healthcare) hospitals and affiliates. The agreement provides us, among other things, the right to make a first offer to provide services for adding content to the Columbia Information Systems health portal site and any Web sites owned or operated by or affiliated with Columbia Information Systems or HCA. We also have the exclusive right to host on the Internet content provided to us by healthcare providers owned, controlled or operated by any entity owned or controlled by HCA. In addition, Columbia Information Systems may, for a commission, market and sell our CHOICE Web site product to entities unaffiliated with HCA, subject to our approval. In connection with this agreement, we have issued to CIS Holdings, Inc., an indirect, wholly owned subsidiary of HCA and an affiliate of Columbia Information Systems, a warrant for the purchase of up to 1,941,035 shares of our common stock. The warrant has a term of three years, an exercise price of $11 per share and became exercisable in January 2000 upon our initial public offering.

    In January 2000, HealthGate completed an initial public offering of its common stock. In conjunction with this initial public offering, all outstanding shares of redeemable convertible stock were converted into 7,530,556 shares of common stock. Upon the conversion of Series E preferred stock, we paid a total of $465,000 in cash for accrued dividends on Series E preferred stock. The Series E dividend amount included payments of $116,000 to Blackwell
Science Ltd. and $349,000 to GE Capital Equity Investments Inc., both of which are principal stockholders of HealthGate.