Form 10-Q
period 2001-03-31
HEALTHGATE DATA CORP
filed 2001-05-14
CIK 1081630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28701

                              HEALTHGATE DATA CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         04-3220927
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                             Yes X    No
                                ----    ----

     The number of shares outstanding of the registrant's common stock as of May 4, 2001 was 17,996,498.

                              HEALTHGATE DATA CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet at March 31, 2001
           (unaudited) and December 31, 2000...............................  3

           Condensed Consolidated Statement of Operations for the three months ended March 31, 2001 and 2000 (unaudited)................  4

           Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)................  5

           Notes to Condensed Consolidated Financial Statements............  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...... 24

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................... 25
Item 2.    Changes in Securities and Use of Proceeds....................... 25
Item 6.    Exhibits and Reports on Form 8-K................................ 26

Signatures ................................................................ 27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             HEALTHGATE DATA CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                              March 31, 2001     December 31, 2000
                                                              --------------     -----------------
                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents................................     $  8,076,957        $  4,594,167
  Marketable securities....................................        5,130,090          10,304,564
  Accounts receivable, including receivables from related
    parties of $13,715 and $973,186 at March 31, 2001 and
    December 31, 2000, respectively, and net of allowance
    for doubtful accounts of $93,998 and $190,625 at
    March 31, 2001 and December 31, 2000, respectively.....        2,400,408           3,907,635
  Unbilled accounts receivable.............................              100              27,756
  Prepaid advertising......................................          176,389             159,722
  Prepaid expenses and other current assets................          887,468             610,992
                                                                ------------        ------------
      Total current assets.................................       16,671,412          19,604,836
Fixed assets, net..........................................        4,948,168           5,841,621
Marketing and other distribution rights, net...............        1,135,684           1,315,000
Other assets...............................................          323,910             205,150
                                                                ------------        ------------
      Total assets.........................................     $ 23,079,174        $ 26,966,607
                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion on capital lease obligation..............     $    248,330        $    281,085
  Accounts payable.........................................        1,716,460           3,087,646
  Accrued expenses.........................................        2,496,590           3,069,373
  Customer deposits........................................          256,232             208,999
  Deferred revenue.........................................        6,754,231           6,492,100
                                                                ------------        ------------
      Total current liabilities............................       11,471,843          13,139,203
Long-term portion of capital lease obligation..............          153,150             219,554
                                                                ------------        ------------
      Total liabilities....................................       11,624,993          13,358,757
Stockholders' equity:
  Common stock, $.01 par value;
    Authorized: 100,000,000 shares
    Issued and outstanding: 17,983,998 shares at
      March 31, 2001 and December 31, 2000.................          179,840             179,840
  Additional paid-in capital...............................       99,199,013          99,192,329
  Accumulated deficit......................................      (87,801,478)        (85,570,654)
  Deferred compensation....................................         (123,194)           (193,665)
                                                                ------------        ------------
      Total stockholders' equity...........................       11,454,181          13,607,850
                                                                ------------        ------------
Commitments and contingencies (Note 7).....................             --                  --
                                                                ------------        ------------
      Total liabilities and stockholders' equity...........     $ 23,079,174        $ 29,966,607
                                                                ============        ============

   The accompanying notes are an integral part of these financial statements.

                             HEALTHGATE DATA CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                       Three Months        Three Months
                                                                          Ended                Ended
                                                                      March 31, 2001       March 31, 2000
                                                                      --------------       --------------

Revenue, including revenue from related parties of $1,041,910
  and $198,700 in 2001 and 2000, respectively......................    $  2,947,967        $  2,533,266

Costs and expenses:
  Cost of revenue..................................................         788,158           1,103,520
  Research and development (including stock based compensation
    of $6,180 and $13,906 in 2001 and 2000, respectively)..........         916,371           1,615,570
  Sales and marketing (including stock based compensation
    of $7,725 and $26,609 in 2001 and 2000, respectively)..........       1,822,151           3,667,325
  General and administrative (including stock based compensation
    of $25,751 and $67,442 in 2001 and 2000, respectively).........       1,641,811             828,853
  Marketing and distribution rights amortization...................         179,316           4,395,000
                                                                       ------------        ------------
      Total costs and expenses.....................................       5,347,807          11,610,268
                                                                       ------------        ------------
  Loss from operations.............................................    $ (2,399,840)       $ (9,077,002)

Unamortized debt discount write-off................................           --              (475,821)
Interest and other income (expense), net...........................         169,016             197,306
                                                                       ------------        ------------
  Net loss.........................................................      (2,230,824)         (9,355,517)

Preferred stock dividends and accretion of preferred stock to
  redemption value.................................................           --              (106,186)
                                                                       ------------        ------------
  Net loss attributable to common stockholders.....................    $ (2,230,824)       $ (9,461,703)
                                                                       ------------        ------------

Basic and diluted net loss per share attributable to common
  stockholders.....................................................    $      (0.12)       $      (0.71)

Shares used in computing basic and diluted net loss per share
  attributable to common stockholders..............................      17,983,998          13,379,066


   The accompanying notes are an integral part of these financial statements.

                             HEALTHGATE DATA CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (unaudited)

                                                                March 31, 2001  March 31, 2000
                                                                --------------  --------------
Cash flows from operating activities:
  Net Loss ..................................................   $ (2,230,824)   $ (9,355,517)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization ...........................        889,169       5,077,252
    Stock based compensation ................................         39,656         107,956
    Unamortized debt discount write-off .....................           --           475,821
    Revenue associated with equity instruments ..............           --          (451,658)
    Other (net) .............................................           --            25,961
  Changes in assets and liabilities:
    Accounts receivable .....................................      1,507,227        (521,758)
    Unbilled accounts receivable ............................         27,656          23,431
    Prepaid advertising .....................................         20,833      (8,974,058)
    Prepaid expenses and other current assets ...............       (276,476)       (766,325)
    Deferred offering costs .................................           --         2,055,491
    Other assets ............................................       (118,760)       (354,000)
    Accounts payable ........................................     (1,371,186)     (1,485,955)
    Accrued expenses ........................................       (576,783)        657,073
    Customer deposits .......................................         47,233        (272,658)
    Deferred revenue ........................................        262,131         590,120
                                                                ------------    ------------
Net cash used in operating activities .......................     (1,780,124)    (13,168,824)
                                                                ------------    ------------

Cash flows from investing activities:
  Purchase of marketable securities .........................           --       (28,574,283)
  Proceeds from sales and maturities of marketable securities      5,174,474         277,047
  Reimbursement for purchases of fixed assets ...............        (42,622)       (272,717)
  Refund on purchase of fixed assets ........................        230,221            --
                                                                ------------    ------------
Net cash provided by (used for) investing activities ........      5,362,073     (28,569,953)
                                                                ------------    ------------

Cash flows from financing activities:
  Payment of capital lease obligtion ........................        (99,159)       (118,503)
  Payment of long-term note payable .........................           --        (2,000,000)
  Payment of Series E preferred stock dividends .............           --          (465,358)
  Proceeds from issuance of preferred and common
    stock, net of issuance costs ............................           --        44,577,604
                                                                ------------    ------------
Net cash provided by (used for) financing activities ........        (99,159)     41,993,743
                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents ........      3,482,790         254,966

Cash and cash equivalents, beginning of period ..............      4,594,167         578,560
                                                                ------------    ------------
Cash and cash equivalents, end of period ....................   $  8,076,957    $    833,526
                                                                ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest ....................................   $     22,000    $     59,000

   The accompanying notes are an integral part of these financial statements.

                              HEALTHGATE DATA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND FINANCIAL CONDITION

     HealthGate Data Corp. ("HealthGate" or the "Company") leverages the Internet to provide e-Health solutions to healthcare institutions, corporations and websites by providing web technology that can supply up-to-date, comprehensive content that is reliable, objective, and credible for professionals, patients, and consumers. HealthGate's CHOICE(R) e-Health platform is a dynamic integration of the information and technology that helps transform each hospital's static web site into an interactive medical resource for patients and physicians. It provides local hospitals with medical content from an extensive array of health publishers--in the form of condition related articles and topical Webzines--allowing each individual organization to create "e-health communities" by developing closer relationships between its patients, physicians and local health consumers.
The CHOICE e-Health platform supports the hospitals' goal to be the dominant brand and credible source of healthcare information in the local community. The CHOICE e-Health platform serves as a technology platform for future web initiatives. HealthGate also utilizes its CHOICE platform and technology to syndicate content. Additionally, HealthGate's activePress(TM) Service provides publishers with Web-enabling services that manage the complexities of converting and distributing traditional healthcare print materials via the Internet.

     The Company's consolidated financial statements have been presented on a basis that it is a going concern, which contemplates continuing operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At March 31, 2001, the Company had $13.2 million of cash, cash equivalents, and marketable securities and $5.2 million of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. For the three months ended March 31, 2001, the Company incurred a net loss of $2.2 million, and negative cash flows from operations of $1.8 million. Additionally as of March 31, 2001, the Company had an accumulated deficit of $87.8 million.

     In the fourth quarter of 2000 and the first quarter of 2001, the Company took several actions to substantially reduce operating cash outflows. These actions included reducing the Company's workforce in December 2000, amending the Company's agreement with NBC Internet, Inc. ("NBCi") to significantly reduce required cash payments, and amending or canceling several content arrangements. Further, if the Company does not achieve its forecasted revenue levels in the remainder of 2001, management is prepared to implement additional cost reductions.

     Based on the Company's current forecasted cash flows and its cash and marketable securities on hand, the Company expects to have sufficient cash to finance its operations for at least the next twelve months. The Company's future beyond the next twelve months is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

     The accompanying unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements included in HealthGate's Form 10-K for the year ended December 31, 2000. However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal years or any future period. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

     HealthGate entered into capital leases for certain computer equipment totaling $88,000 during the three months ended March 31, 2000.

     On January 1, 2000, the exercise price of a warrant issued to General Electric Company ("GE") was adjusted from $9.49 to $3.46 per share pursuant to the terms of the warrant. As a result, the fair value of the warrant increased by $1.2 million which was recorded as marketing and distribution rights.

     In March 2001, HealthGate issued to NBCi a warrant to purchase 200,000 shares of HealthGate common stock at $0.1875 per share, the then current market price of HealthGate's stock.

3. LONG-TERM DEBT

     In February 2000, HealthGate repaid a $2.0 million long-term note payable with a portion of the net proceeds from the Company's initial public offering, and wrote off the remaining unamortized debt discount of approximately $0.5 million. In connection with the conversion of the outstanding preferred stock, HealthGate paid cash for accrued dividends on Series E preferred stock totaling $0.5 million. In addition, HealthGate used a portion of the net offering proceeds to pay first year fees of $10.3 million under its agreement with NBCi (See, Note 7 below).

4. NET LOSS PER SHARE

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

5. REVENUE RECOGNITION

     HealthGate derives revenue primarily from (1) services, including Web site development and hosting arrangements such as CHOICE Web sites, content syndication and activePress services, (2) online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. In November 2000, the Company chose to phase out its advertising, sponsorship and e-commerce operations in order to concentrate on its service-based businesses. Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees are recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement. For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is recorded as expense upon signing the agreement. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller, and the Web site has been delivered. Revenue is not recognized in any circumstances unless collectability is deemed probable.

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

     For multi-element service arrangements, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period. However, for arrangements with multiple service periods with escalating fees, fees for each service period are recognized ratably over that period. For arrangements under which HealthGate receives equity instruments in exchange for services, HealthGate determines the value of the arrangement based on the fair value of the equity received or services provided whichever is more readily determinable.

6. MEDICAL SELF CARE ARRANGEMENT

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

     In August 2000, HealthGate filed suit against SelfCare in US District Court in Boston, Massachusetts, seeking damages due to SelfCare's breaches of the agreement. The litigation followed HealthGate's notice of termination of the agreement based on SelfCare's failure to pay fees due under the agreement, and the filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare was entitled to rescind the agreement and that HealthGate was not entitled to terminate the agreement and was not entitled to post-contract remedies. The lawsuit filed by SelfCare in California was later dismissed. Due to the uncertainty of this matter, HealthGate concluded that its investment in SelfCare was impaired and, accordingly, recorded a charge in the third quarter of 2000 to write-off the carrying value of this investment. Additionally, HealthGate suspended revenue recognition related to services provided by SelfCare during the third quarter of 2000.

     On December 1, 2000 the rights and obligations of SelfCare were assumed by Development Specialists, Inc. ("DSI"). HealthGate reached agreement with DSI in February 2001 to settle HealthGate's litigation against SelfCare for a claim in the liquidation of $5.25 million and a release of all of SelfCare's claims against HealthGate. The Company is uncertain what amount, if any, it will ultimately realize on this settlement and has not recognized any amount related to the settlement in its financial statements. The Company's results of operations for the three months ended March 31, 2000 included revenue of $0.6 million related to this agreement. No revenue related to this agreement is included in the Company's results of operations for the three months ended March 31, 2001. The Company's balance sheet at March 31, 2001 includes net deferred revenue of $2.0 million relating to its relationship with SelfCare. This amount may be recorded as other income at the time the Company determines what amount, if any, will be realized on the liquidation of SelfCare.

7. COMMITMENTS AND CONTINGENCIES

     HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of March 31, 2001 totaled approximately $1.6 million.

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

     In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBCi. Under the original agreement, NBCi was to provide various services to promote HealthGate's name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate issued to Snap 500,000 shares of its common stock in November 1999. The value of these shares was $4.5 million at the time of issuance, which was recorded as prepaid advertising. The value of 250,000 shares was amortized as sales and marketing expense on a straight-line basis in 2000, and the value of the other 250,000 shares was recognized based on the delivery of advertising impressions in the first year of the agreement. In January 2000, HealthGate paid Snap! a minimum cash fee of $10 million plus a $0.3 million production and content integration fees. In September 2000, HealthGate amended this agreement. One of the provisions of the revised agreement was that HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi's consumer Internal portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base.

     In March 2001, HealthGate further amended its agreement with NBCi. Under the amended agreement, HealthGate has issued a warrant to purchase 200,000 shares of HealthGate common stock at $0.1875 per share, the then current market price of HealthGate stock. The Company ascribed a value of approximately $38,000 to the warrant. HealthGate will pay $2.1 million in cash in 2001 and $2.8 million in cash in 2002 and will provide content to NBCi through October 2004. In return NBCi will feature HealthGate as the anchor tenant on the men's health, women's health and drugs and medications sections of the Health Channel of the NBCi portal through October 2002 and share advertising and sponsorship revenue derived from the co-branded www.healthgate.nbci.com Web site with HealthGate through October 2004. The agreement calls for HealthGate to continue to provide content to NBCi through October 2004. If NBCi terminates the agreement based on material breach by HealthGate, including non-payment, insolvency, or failure to deliver or timely update of content, HealthGate has agreed to continue to pay NBCi 65% of all fees payable under the remaining term of the amended agreement. HealthGate is recognizing the cash payments and the value of the warrant as expense over the remaining term of this amendment.

     NBCi is owned partially by National Broadcasting Company, a subsidiary of General Electric Company. NBCi and General Electric Company are each principal stockholders of HealthGate.

8. RELATED PARTY TRANSACTIONS

     In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems, a principal stockholder of HealthGate.

In connection with this agreement, in June 1999, HealthGate issued a warrant to General Electric Company for the purchase of up to 1,189,800 shares of its common stock. The warrant has a term of five years, was immediately exercisable and had an original exercise price of $9.49 per share, which exercise price was adjusted to $3.46 per share on January 1, 2000. The fair value of this warrant was determined to be $10.3 million at the time of issuance using the Black-Scholes option pricing model. This amount was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the one year contractual term of the related development and distribution agreement. In connection with the exercise price adjustment to $3.46 per share on January 1, 2000, the fair value of the warrant increased by approximately $1.2 million. This incremental value was amortized over the remaining initial term of the development and distribution agreement. In June 2000, at the expiration of the term of the original agreement, HealthGate and GE Medical Systems entered into a new development and distribution agreement with terms substantially the same as the June 1999 agreement, as amended. During the three months ended March 31, 2000, the Company recorded amortization expense of $3.3 million related to this warrant. For the three months ended March 31, 2001, no expense was recorded because the warrant is fully amortized.

     Through the Company's activePress service, HealthGate is the exclusive developer on the Web of a collection of approximately 300 full text journals for Blackwell Science. The Company's agreement with Blackwell Science, as amended, runs through December 2001. Under this agreement, Blackwell Science will pay HealthGate $1.3 million in fees in 2001. Blackwell Science is a principal stockholder of HealthGate.

9. DERIVATIVES AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. HealthGate adopted SFAS No. 133 on January 1, 2001. Adoption has not had a material effect on the Company's financial position or results of operations. No cumulative adjustment was required upon adoption of SFAS No. 133.

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

OVERVIEW

     HealthGate provides content solutions to hospitals, healthcare institutions, corporations and Web sites by leveraging web technology to supply up-to-date, comprehensive content that is reliable, objective, and credible for physicians and other healthcare professionals, patients and health-conscious consumers.

     HealthGate distributes its content through affiliated Web sites such as the Company's CHOICE Web sites for hospitals and other institutions, other third party co-branded Web sites and certain sections of the Health Channel of the NBCi Web site.

     HealthGate's management believes it has developed a scalable and sustainable business model. The Company's limited operating history makes an evaluation of its business and its prospects difficult. Investors should not use the Company's past results as a basis to predict future performance. HealthGate has incurred net losses since inception and had an accumulated deficit of approximately $87.8 million as of March 31, 2001. The Company intends to develop new content. The Company plans to manage its expenses in line with its revenue growth. However, HealthGate cannot assure investors that it will achieve significant revenue or profitability or, if significant revenue or profitability is achieved, that the Company would be able to sustain them.

     At March 31, 2001, the Company had $13.2 million of cash, cash equivalents and marketable securities and $5.2 million of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the three months ended March 31, 2001 and 2000, the Company incurred net losses of $2.2 million and $9.4 million, respectively, and negative cash flows from operations of $1.8 million and $13.2 million, respectively.

     In the fourth quarter of 2000 and the first quarter of 2001, the Company took several actions to substantially reduce operating cash flows. These actions included reducing the Company's workforce in December 2000, amending the Company's agreement with NBCi to significantly reduce required cash payments, and amending or canceling several content arrangements. Further, if the Company does not achieve its forecasted revenue levels in the remainder of 2001, management is prepared to implement additional cost reductions.

NON-CASH EXPENSES

     HealthGate recorded deferred compensation of $2.3 million in 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically three years. Of the total deferred compensation amount, approximately $40,000 and $108,000 was amortized during the three months ended March 31, 2001 and 2000, respectively. These amounts were recorded as stock based compensation. The Company currently expects to amortize the remaining amounts of deferred compensation as of March 31, 2001 as follows:

     April 1, 2001 - December 31, 2001.....................     $111,000
     January 1, 2002 - March 31, 2002......................     $ 12,000

     In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems, which was amended in December 1999. Under the terms of this agreement, GE Medical Systems may sell HealthGate's standard CHOICE Web site product and GE Medical Systems' branded enhanced versions of HealthGate's CHOICE Web site product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. In connection with this agreement, in June 1999, HealthGate issued a warrant to General Electric Company for the purchase of up to 1,189,800 shares of its common stock. The warrant has a term of five years, was immediately exercisable and had an original exercise price of $9.49 per share, which exercise price was adjusted to $3.46 per share on January 1, 2000. The fair value of this warrant was determined to be $10.3 million at the time of issuance using the Black-Scholes option pricing model. This amount was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the one year contractual term of the related development and distribution agreement. In connection with the exercise price adjustment to $3.46 per share on January 1, 2000, the fair value of the warrant increased by approximately $1.2 million. This incremental value was amortized over the remaining initial term of the development and distribution agreement. In June 2000, at the expiration of the term of the original agreement, HealthGate and GE Medical Systems entered into a new development and distribution agreement with substantially the same terms as the June 1999 agreement, as amended. During the three months ended March 31, 2000, the Company recorded amortization expense of $3.3 million related to this warrant. For the three months ended March 31, 2001, no amortization was recorded because the warrant was fully amortized.

     In November 1999, HealthGate entered into a three-year marketing and reseller agreement with Columbia Information Systems ("CIS"), a subsidiary of HCA (formerly Columbia/HCA Healthcare Corporation) under which CIS agreed to endorse HealthGate as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA hospitals and affiliates. The agreement provides HealthGate, among other things, the right to make a first offer to provide services for adding content to the CIS's health portal site and any Web site owned or operated by or affiliated with CIS or HCA. Further, CIS may, for a commission, market and sell our CHOICE Web site product to entities unaffiliated with HCA, subject to HealthGate's approval. In connection with this agreement HealthGate issued a warrant to CIS Holdings for the purchase of up to 1,941,035 shares of its common stock. The warrant has a term of three years, an exercise price per share equal to the initial public offering price of $11.00 and became exercisable in January 2000 upon HealthGate's initial public offering. The fair value of this warrant was determined to be $13.5 million using the Black-Scholes option pricing model. This amount was recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the three-year contractual term of the related agreement. During the three months ended March 31, 2001 and 2000, HealthGate recorded amortization expense of $0.2 million and $1.13 million, respectively.

     In the fourth quarter of 2000, as a result of recent events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on this review, the Company determined that a write-down to the carrying value of this warrant and the underlying marketing rights and reseller agreement was appropriate. The Company's results of operations for the year ended December 31, 2000 included an impairment charge of $6.9 million relating to this impairment.

Medical Self Care

     In December 1999, HealthGate entered into an E-Commerce/Sponsorship Agreement with Medical Self Care, Inc. ("SelfCare"), a seller of health-related products and services. Under the agreement, HealthGate developed a co-branded HealthGate/SelfCare Web site, and agreed to provide promotions for this co-branded site over the 37-month term of the agreement. The agreement provided for SelfCare to make annual cash payments to HealthGate of approximately $1,000,000 in the first year, $7,100,000 in the second year and $8,400,000 in the third year. In addition, for the first year of services under the agreement, SelfCare issued 996,348 shares of its Series H preferred stock to HealthGate on February 2, 2000. HealthGate originally recorded these shares at a value of approximately $3.5 million when received.

     In August 2000, HealthGate filed suit against SelfCare in US District Court in Boston, Massachusetts, seeking damages due to SelfCare's breaches of the agreement. The litigation followed HealthGate's notice of termination of the agreement based on SelfCare's failure to pay fees due under the agreement, and the filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare was entitled to rescind the agreement and that HealthGate was not entitled to terminate the agreement and was not entitled to post-contract remedies. The lawsuit filed by SelfCare in California was later dismissed. Due to the uncertainty of this matter, HealthGate concluded that its investment in SelfCare was impaired and, accordingly, recorded a charge in the third quarter of 2000 to write-off the carrying value of its investment in SelfCare. Additionally, HealthGate suspended revenue recognition related to services provided by SelfCare during the third quarter of 2000.

     On December 1, 2000 the rights and obligations of SelfCare were assumed by Development Specialists, Inc. ("DSI"). HealthGate reached agreement with DSI in February 2001 to settle HealthGate's litigation against SelfCare for a claim in the liquidation of $5.25 million and a release of all of SelfCare's claims against HealthGate. The Company is uncertain what amount, if any, it will ultimately realize on this settlement and has not recognized any amount related to the settlement in its financial statements. The Company results of operations for the three months ended March 31, 2000 include revenue of $0.6 million related to this agreement. No revenue related to this agreement is included in the Company's results of operations for the three months ended March 31, 2001. The Company's balance sheet at March 31, 2001 includes net deferred revenue of $2.0 million relating to its relationship with SelfCare. This amount may be recorded as other income at the time the Company determines what amount, if any, will be realized on the liquidation of SelfCare.

RESULTS OF OPERATIONS

     During the three months ended March 31, 2001 and 2000, HealthGate experienced growth in its business and introduced new services. Therefore, while comparisons are drawn below, in many instances meaningful conclusions cannot be drawn from them.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 WITH THE THREE MONTHS ENDED MARCH 31, 2000

REVENUE

     Total revenue was $2.9 million for the three months ended March 31, 2001 compared to $2.5 million for the three months ended March 31, 2000, an increase of $0.4 million or 16%. Services revenue for the three months ended March 31, 2001 increased to $2.8 million from $1.6 million for the three months ended March 31, 2000, due primarily to an increase in the revenue derived from CHOICE Web site development, implementation and hosting, including revenue of $0.7 million during the quarter ended March 31, 2001 related to HealthGate's arrangement with HCA. Advertising, sponsorship and e-commerce revenue decreased to $0.1 million in the three months ended March 31, 2001 from $0.9 million in the three months ended March 31, 2000. Of the total decrease, $0.6 million is related to suspension of revenue relating to the Company's E-Commerce/Sponsorship Agreement with Medical SelfCare (see "Medical Self Care" above), and the remainder of the decrease is the result of the Company's decision in November 2000 to phase out its advertising, sponsorship and e-commerce service offerings. In the three months ended March 31, 2001, one customer, HCA, represented 25% of total revenue. In the three months ended March 31, 2000, two customers represented 58% of total revenue, HCA (35%) and Medical SelfCare (23%). The three months ended March 31, 2001 included related party revenue of $0.6 million (20%) and $0.4 million (15%) from Blackwell Science and GE, respectively. The three months ended March 31, 2000 included related party revenue of $0.2 million (8%) from Blackwell Science.

     In March 2001, HealthGate and HCA amended the Co-Branded CHOICE Web site agreement. The term of the amendment is from March 2001 to November 2002 and calls for HCA to pay license fees to HealthGate of approximately $1.4 million in both 2001 and 2002. The amendment significantly reduces the content that will be made available on the customized HCA CHOICE Web sites, increases the maximum number of hospitals covered to 330 and eliminates HCA'S option to terminate the Agreement on June 1, 2001. In 2001 HealthGate will also receive approximately $0.6 million in license fees under the original agreement. Annual license fees from this amended agreement are being recognized ratably over each annual period.

COSTS AND EXPENSES

       COST OF REVENUE. Cost of revenue consists primarily of costs involved with providing Web services, royalties associated with licensed content, and related equipment and software costs. Cost of revenue decreased to $0.8 million in the three months ended March 31, 2001 from $1.1 million in the three months ended March 31, 2000, due primarily to decreased royalty expenses for licensed content resulting from the re-negotiations of several of the Company's content agreements, partially offset by increased depreciation from equipment purchases in 2000 to support the Company's increased service offerings and increased revenue. As a percentage of total revenue, cost of revenue decreased from 44% for the three months ended March 31, 2000 to 27% for the three months ended March 31, 2001.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's Web-based service offerings. Research and development expenses decreased to $0.9 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000, due primarily to savings in salaries and related costs for technical and development personnel and consultants resulting from cost containment measures taken in the fourth quarter of 2000.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses decreased to $1.8 million in the three months ended March 31, 2001 from $3.7 million in the three months ended March 31, 2001. This decrease was primarily due to a reduction in expenses relating to the Company's relationship with NBCi from $1.8 million for the three months ended March 31, 2000 to $0.3 million for the three months ended March 31, 2001. This decrease was also due to savings in salaries and related costs and promotional activities resulting from cost containment measures taken in the fourth quarter of 2000.

     GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses increased to $1.6 million in the three months ended March 31, 2001 from $0.8 million in the three months ended March 31, 2000. This increase was due in part to increased occupancy costs related to the expansion of the Company's corporate offices late in 2000. Also contributing to the increase are higher salaries and related costs resulting from re-aligning personnel to fit the needs of a growing public company.

     MARKETING AND DISTRIBUTION RIGHTS AMORTIZATION. Non-cash amortization expense of $0.2 million and $1.1 million was recorded in the three months ended March 31, 2001 and 2000, respectively, in connection with the warrant issued to CIS in 1999. For the three months ended March 31, 2000, non-cash amortization of $3.3 million was recorded related to the warrant issued to GE Medical Systems, Inc. in 1999. The warrant was fully amortized in 2000.

     STOCK BASED COMPENSATION. During the three months ended March 31, 2001 and 2000, the Company recorded stock based compensation expense totaling $40,000 and $108,000, respectively. The remaining deferred compensation balance at March 31, 2001 is being amortized over the vesting period of the individual options. See further discussion under "Non-Cash Expenses" above.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net, for the three months ended March 31, 2001 was $169,000 compared to $197,000 for the three months ended March 31, 2000. This decrease is the result of lower invested cash balances on average and lower interest rates in the current year.

     INCOME TAXES. HealthGate has incurred significant losses for all periods from inception through March 31, 2001. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company's lack of earnings history.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception and prior to HealthGate's January 2000 initial public offering and concurrent private sale of common stock, operations were primarily financed by the private placement of debt and equity securities. In January 2000, HealthGate completed its initial public offering of common stock and a concurrent private placement of common stock and realized net proceeds of approximately $44.5 million. In addition, in connection with the conversion of then outstanding preferred stock, the Company paid cash for accrued dividends on Series E preferred stock totaling $0.5 million. A portion of the net proceeds was used to repay a $2.0 million long-term note payable, which was secured by substantially all of the Company's tangible and intangible assets. As of March 31, 2001, HealthGate had approximately $5.1 million in marketable securities and approximately $8.1 million of cash and cash equivalents.

     For the three months ended March 31, 2001, cash used in operating activities was $1.8 million. The Company's net loss of $2.2 million, adjusted for non-cash charges such as depreciation and amortization and stock-based compensation expense totaling $0.9 million, accounted for $1.3 million of the operating cash usage. During the first quarter of 2001, HealthGate's net accounts receivable balance decreased, creating a net increase in operating cash of $1.5 million. This decrease in net accounts receivable was primarily the result of increased collection efforts. Decreases in accounts payable and accrued expenses resulted in a use of $1.9 million of operating cash. Payments were primarily for liabilities recorded at December 31, 2000. Net changes in all other operating assets and liabilities resulted in a net decrease in operating cash of approximately $40,000 for the three months ended March 31, 2001.

     For the three months ended March 30, 2000, the cash used in operations was $13.2 million. The Company's net loss of $9.4 million, partially offset by depreciation and amortization of $5.1 million, non-cash stock-based compensation expense of $0.1 million, write-off of unamortized debt discount relating to the repayment of a long-term note payable of $0.5 million, and increased by revenue associated with an equity instrument of $0.5 million accounted for a net use of operating cash of $4.1 million. Prepaid advertising net increased by $9.0 million during the three months ended March 31, 2000 as a result of payments for fees due under the Company's strategic alliance agreement with NBCi. Decreases in accounts payable used approximately $1.5 million of operating cash. Net changes in other operating assets and liabilities resulted in a net increase in operating cash of $1.4 million for the three months ended March 31, 2000.

     Net cash provided by investing activities for the three months ended March 31, 2001, was $5.4 million related to proceeds from sales and maturities of marketable securities of $5.2 million and reimbursement on purchases of fixed assets of $0.2 million. For the three months ended March 31, 2000, net cash used in investing activities primarily consisted of $28.6 million used for the purchase of marketable securities. An additional $0.3 million was used for the purchase of fixed assets in the three months ended March 31, 2000.

     Cash used in financing activities for the three months ended March 31, 2001 consisted of $0.1 million to pay obligations under capital lease arrangements. For the three months ended March 31, 2000, cash provided by investing activities was $42.0 million, which consisted primarily of the net proceeds of HealthGate's initial public offering and concurrent private placement in January 2000 of $44.5 million and $0.1 million of other proceeds from stock issuances. The Company also used $2.0 million to repay a long-term note payable, $0.1 to pay obligations under capital lease arrangements and $0.5 million to pay a preferred stock dividend.

     At March 31, 2001, HealthGate had outstanding commitments under capital leases of $0.5 million and under operating leases for equipment and office space of $3.9 million. In addition, future minimum payments under content license arrangements were approximately $1.6 million at March 31, 2001.

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

     In March 2001, HealthGate further amended its agreement with NBCi. Under the amended agreement, HealthGate has issued a warrant to purchase 200,000 shares of HealthGate common stock at $0.1875 per share, the then current market price of HealthGate's stock. The Company ascribed a value of approximately $38,000 to the warrant. HealthGate will pay NBCi $2.1 million in cash in 2001 and $2.8 million in cash in 2002, and will provide content to NBCi through October 2004. In return, NBCi will feature HealthGate as the anchor tenant on the men's health, women's health and drugs and medications sections of the Health Channel of the NBCi portal through October 2002 and share advertising and sponsorship revenue derived from the co-branded www.healthgate.nbci.com Web site with HealthGate through October 2004. If NBCi terminates the agreement based on material breach by HealthGate, including non-payment, insolvency, or failure to deliver or timely update of content, HealthGate has agreed to continue to pay NBCi 65% of all fees payable under the remaining term of the amended agreement. HealthGate is recognizing the cash payments and value of the warrant as expense ratably over the remaining term of the amended agreement.

     NBCi is owned partially by National Broadcasting Company, a subsidiary of General Electric Company. NBCi and General Electric Company are each principal stockholders of HealthGate.

     During the three months ended March 31, 2001, the Company recorded expense totaling $0.3 million related to this agreement. During the three months ended March 31, 2000, the Company recognized expense of $1.8 million, of which $0.6 million was related to the common stock warrant.

     At March 31, 2001, the Company had $13.2 million of cash, cash equivalents and marketable securities and $5.2 million of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the three months ended March 31, 2001 and 2000, the Company incurred net losses of $2.2 million and $9.4 million, respectively, and negative cash flows from operations of $1.8 million and $13.2 million, respectively.

     In the fourth quarter of 2000 and the first quarter of 2001, the Company took several actions to substantially reduce operating cash flows. These actions included reducing the Company's workforce in December 2000, amending the Company's agreement with NBCi to significantly reduce required cash payments, and amending or canceling several content arrangements. Further, if the Company does not achieve its forecasted revenue levels in the remainder of 2001, management is prepared to implement additional cost reductions.

     Based on the Company's current forecasted cash flows and its cash and marketable securities on hand, the Company expects to have sufficient cash to finance its operations through at least the next twelve months. The Company's future beyond the next twelve months is dependent on its ability to achieve break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

RISKS RELATED TO OUR BUSINESS

     HealthGate operates in a highly competitive and rapidly evolving Internet industry. The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

     FAILURE TO GENERATE SUFFICIENT REVENUES, OR RAISE ADDITIONAL CAPITAL WILL HAVE A MATERIAL ADVERSE EFFECT ON HEALTHGATE'S LONG-TERM VIABILITY AND ITS ABILITY TO ACHIEVE ITS INTENDED BUSINESS OBJECTIVES. At March 31, 2001, the Company had $13.2 million of cash, cash equivalents and marketable securities and $5.2 million of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the three months ended March 31, 2001, the Company incurred a net loss of $2.2 million and negative cash flow from operations of $1.8 million. The Company had an accumulated deficit of $87.8 million at March 31, 2001.

     In the fourth quarter of 2000 and the first quarter of 2001, the Company took several actions to substantially reduce operating cash flows. These actions included reducing the Company's workforce in December 2000, amending the Company's agreement with NBCi to significantly reduce required cash payments, and amending or canceling several content arrangements. Further, if the Company does not achieve its forecasted revenue levels in the remainder of 2001, management is prepared to implement additional cost reductions.

     Based on the Company's current forecasted cash flows and its cash and marketable securities on hand, the Company expects to have sufficient cash to finance its operations for at least the next twelve months. The Company's future beyond the next twelve months is dependent on its ability to achieve break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of existing and new application and service offerings, and reduction in discretionary spending. The Company currently anticipates its cash resources will be sufficient to meet the presently anticipated working capital, capital expenditures and business expansion requirements for at least the next twelve months. However, the Company may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     THE SUCCESS OF THE COMPANY'S BUSINESS WILL DEPEND ON HEALTHGATE'S ABILITY TO SELL A SUBSTANTIAL NUMBER OF CHOICE WEB SITES. A key element of the Company's strategy is to license co-branded CHOICE Web sites. HealthGate commercially introduced the CHOICE Web site product in early 1999 and as of March 31, 2001 had a contracted base of over 700 hospitals.

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

     THE SUCCESS OF THE COMPANY'S BUSINESS WILL DEPEND UP THE CONTINUING GROWTH OF HEALTHGATE'S SYNDICATION BUSINESS. The Company's strategy is to continue to increase the number of content Syndication agreements. As of March 31 2001, HealthGate had 6 syndication customers. In the three months ended March 31, 2001, the Company experienced a decrease in Syndication customers due to the dotCom downturn and consolidation of businesses. Failure to sell additional content syndication licenses could have an adverse effect on the Company's results of operations and the market price of the Company's stock.

     THE MAJORITY OF HEALTHGATE'S REVENUE HAS HISTORICALLY BEEN DERIVED FROM A FEW CUSTOMERS AND THE LOSS OF ANY OF THESE CUSTOMERS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. Historically, HealthGate has generated a substantial portion of its revenue from a few customers. For the three months ended March 31, 2001, three customers, HCA (a HealthGate warrant holder), and Blackwell Science (also a stockholder), and GE (a warrant holder) accounted for 25%, 20%, and 15%, respectively, of the Company's total revenue. HealthGate expects to continue to generate a substantial portion of its revenue in the near future from HCA and Blackwell Science and the loss of either of them could adversely affect the Company's business.

     In March 2001, HealthGate and HCA amended the Co-Branded CHOICE Web Site Agreement. The original agreement provided for annual license fees of $3.5 million to be paid by HCA to HealthGate. The amendment significantly reduces the content that will be made available on the customized HCA CHOICE Web sites, increases the maximum number of hospitals covered to 330 and eliminates HCA'S option to terminate the Agreement on June 1, 2001. The amended agreement provides for HCA to pay annual license fees of $1.7 million to HealthGate.

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

     Although HealthGate does not plan increases in spending related to operations, the expense levels in part are based upon the Company's expectations concerning future revenue and these expense levels are predominantly fixed in the short-term. If the Company has lower revenue than expected, HealthGate may not be able to reduce spending in the short-term in response. Any shortfall in revenue would have a direct impact on HealthGate's results of operations. In this event, the price of the Company's common stock may fall.

     HEALTHGATE'S BUSINESS IS EXPANDING AND THE COMPANY'S BUSINESS PROSPECTS MAY SUFFER IF IT IS NOT ABLE TO EFFECTIVELY MANAGE THE GROWTH OF ITS OPERATIONS AND SUCCESSFULLY ATTRACT AND RETAIN KEY PERSONNEL. Since HealthGate began its business in 1994, the Company has significantly expanded its operations over a short period of time. HealthGate has grown from 3 employees at the end of 1994 to 75 full-time employees as of March 31, 2001.

     HealthGate's future success depends on the Company's ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, editorial, marketing and customer service personnel. Competition for highly skilled personnel is intense. In particular, skilled technical employees are highly sought after in the Boston area, and the Company cannot guarantee that it will be able to attract or retain these employees.

     HEALTHGATE'S ABILITY TO DEVELOP AND IMPLEMENT ITS INTELLIGENT ECONTENT STRATEGIC INITIATIVE WILL AFFECT THE COMPANY'S LONG-TERM SUCCESS. HealthGate has undertaken a project to assign multiple medical indexing vocabularies, such as ICD-9-CM and SNOMED, to selected content assets in the Company's hosted repository. The Company believes that the success of this initiative will strengthen its position in the marketplace by allowing HealthGate to interface with a wide range of clinical and administrative applications, such as scheduling tools, electronic medical records, laboratory results and pharmaceutical systems, and open up additional markets such as insurance companies, managed care and pharmaceutical companies. There can be no assurance that the Company will be able to successfully develop the software tools necessary to efficiently add the vocabularies to its content repository nor can it be assumed that HealthGate can effectively market this new initiative beyond its CHOICE market. If HealthGate is unsuccessful at either, then the future success of the Company may be affected.

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

     Some of the Company's competitors enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services, longer operating histories, greater brand recognition, and larger customer bases.

     THE PERFORMANCE OF HEALTHGATE'S WEB SITES AND COMPUTER SYSTEMS IS CRITICAL TO ITS BUSINESS AND THE BUSINESS WILL SUFFER IF THE COMPANY EXPERIENCES SYSTEM FAILURES. The performance of HealthGate's Web sites and computer systems is critical to the Company's reputation and ability to attract and retain users, customers, advertisers and subscribers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which often experience development delays and may contain undetected errors or failures when introduced into the Company's existing systems. HealthGate experienced one minor unscheduled service interruption of approximately four hours in 1998. In April 2001, HealthGate's activePress service experienced an unscheduled service interruption of approximately six hours. The Company cannot guarantee that it will not experience more significant service interruptions in the future. The Company is also dependent upon Web browsers and Internet service providers to provide Internet users access to its Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. The Company also depends on certain information providers to deliver information and data feeds to it on a timely basis. HealthGate Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of the Company's content or an increase in response time on the Company's Web sites could cause it to lose potential or existing users, customers, advertisers or subscribers and could result in damage to its reputation and brand name or a decline in the Company's stock price.

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

     HEALTHGATE MAY BE SUBJECT TO LIABILITY FOR INFORMATION RETRIEVED FROM THE COMPANY'S CONTENT REPOSITORY. As a publisher and distributor of online information, HealthGate may be subject to third party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied by the Company. HealthGate could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online service providers in the past. HealthGate could be subject to liability with respect to content that may be accessible through the Company's content repository or third party Web sites in the HealthGate Network. For example, claims could be made against HealthGate if material deemed inappropriate for viewing by children could be accessed through its Web site or if a professional, patient or consumer relies on healthcare information accessed through HealthGate's Network to their detriment. Even if any of the kinds of claims described above do not result in liability to the Company, HealthGate could incur significant costs in investigating and defending against them and in implementing measures to reduce its exposure to this kind of liability. The Company's insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify HealthGate for all liability that may be imposed.

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

     FAILURE TO REGAIN COMPLIANCE WITH THE LISTING REQUIREMENTS FOR NASDAQ COULD RESULT IN THE COMPANY'S STOCK BEING DELISTED WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF HEALTHGATE'S STOCK IN A MANNER UNRELATED TO THE COMPANY'S PERFORMANCE. On December 8, 2000, HealthGate was notified by NASDAQ that it was no longer in compliance with certain listing requirements of the National Market and that failure to correct these conditions on or before March 8, 2001, could result in the delisting of the Company's stock. On March 8, 2001, the Company was notified by NASDAQ of its intention to delist the Company's stock. The Company was granted a hearing on April 26, 2001 and is awaiting the decision of the hearing panel. The Company's stock will continue to trade on the NASDAQ National Market until such a decision is reached. The Company cannot predict what effect a delisting would have on the market price of the Company's stock.

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

     The European Union (EU) has adopted a directive that imposes restrictions on the collection and use of personal data, guaranteeing citizens of EU member states certain rights, including the right of access to their data, the right to know where the data originated and the right to recourse in the event of unlawful processing. HealthGate cannot make assurances that this directive will not adversely affect the Company's activities in EU member states.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive from our investments. To minimize this risk, HealthGate maintains our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds. In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. HealthGate limits its default risk by purchasing only investment grade securities. As of March 31, 2001, all of HealthGate's investments were in money market funds and interest bearing investment grade securities with an average maturity of less than 6 months. Cash, cash equivalents, and marketable securities were approximately $13.2 million at March 31, 2001.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 2000, HealthGate filed suit against Medical Self Care, Inc. ("SelfCare") in US District Court in Boston, Massachusetts, seeking damages due to SelfCare's breaches of an e-commerce agreement based on SelfCare's failure to pay fees due under the agreement, and the filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare was entitled to rescind the agreement and that HealthGate was not entitled to terminate the agreement and was not entitled to post-contract remedies. The lawsuit filed by SelfCare in California was later dismissed.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 31, 2000, HealthGate closed our initial public offering of 3,750,000 shares of its common stock. The initial public offering price was $11.00 per share and the aggregate initial public offering proceeds were $41.2 million. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to HealthGate from the initial public offering were approximately $35.8 million.

     The funds from the initial public offering have been the principal source of liquidity for HealthGate during the three months ended March 31, 2001 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report. Other proceeds from the offering have been invested in interest bearing, investment grade securities.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS

          The following exhibits are included:

              10.34  Amended and Restated Co-Branded CHOICE Web Site Agreement,
                  * dated March 1, 2001 By and between HCA f/k/a Columbia Information Systems and the Registrant (excluding Exhibits)

              10.35  Development and Distribution Agreement, dated June 11, 2000
                  * By and between GE Medical Systems and the Registrant (excluding Exhibits)

              10.36  Amendment Number One, dated May 7, 2001 to Development and
                  * Distribution Agreement By and between GE Medical Systems and the Registrant (excluding Exhibits)

          *   Filed Herewith


          (B) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by HealthGate during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTHGATE DATA CORP.

Dated: May 11, 2001                 By:  /s/ William S. Reece
                                         ------------------------------
                                    William S. Reece
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer

Dated: May 11, 2001                 By:  /s/ Veronica Zsolcsak
                                         ------------------------------
                                    Veronica Zsolcsak
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)