Form 10-Q
period 2001-06-30
HEALTHGATE DATA CORP
filed 2001-08-13
CIK 1081630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-28701

HealthGate Data Corp.
(Exact name of registrant as specified in its charter)

Delaware	04-3220927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Corporate Drive, Suite 310, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (781) 685-4000

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒   No  ☐

             The number of shares outstanding of the registrant’s common stock as of July 25, 2001 was 6,013,744.

HealthGate Data Corp.
FORM 10-Q
For the Quarter Ended June 30, 2001

PART I.            FINANCIAL INFORMATION

Item 1.               Financial Statements

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2001	December 31, 2000

	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,353,118	$4,594,167
Marketable securities	5,373,503	10,304,564
Accounts receivable, including receivables from related parties of $224,166 and $973,186 at June 30, 2001 and December 31, 2000, respectively, and net of allowance for doubtful accounts of $86,256 and $190,625 at June 30, 2001 and December 31, 2000, respectively (Note 5)	1,930,886	3,907,635
Prepaid expenses and other current assets	683,145	798,470

Total current assets	13,340,652	19,604,836
Fixed assets, net	4,701,155	5,841,621
Marketing and distribution rights, net	956,368	1,315,000
Other assets	323,910	205,150

Total assets	$19,322,085	$26,966,607

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation	$259,954	$281,085
Accounts payable	1,544,893	3,087,646
Accrued expenses	2,666,931	3,069,373
Customer deposits	352,233	208,999
Deferred revenue (Note 5)	6,234,692	6,492,100

Total current liabilities	11,058,703	13,139,203
Long-term portion of capital lease obligation	83,636	219,554

Total liabilities	11,142,339	13,358,757

Stockholders' equity:
Common stock, $.03 par value; Authorized: 100,000,000 shares Issued and outstanding: 6,005,832 shares at June 30, 2001 and 5,994,666 shares at December 31, 2000	180,175	179,840
Additional paid in capital	99,204,763	99,192,329
Accumulated deficit	(91,119,078)	(85,570,654)
Deferred compensation	(86,114)	(193,665)

Total stockholders' equity	8,179,746	13,607,850
Commitments and contingencies (Note 6)	-	-

Total liabilities and stockholders' equity	$19,322,085	$26,966,607

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000

Revenue, including revenue from related parties of $722,300 and $205,800 in 2001 and 2000, respectively	$2,432,613	$3,424,819
Costs and expenses:
Cost of revenue	837,867	1,357,406
Research and development (including stock based compensation of $6,180 and $7,725 in 2001 and 2000, respectively)	774,534	2,153,662
Sales and marketing (including stock based compensation of $7,725 and $23,176 in 2001 and 2000, respectively)	2,458,855	6,492,651
General and administrative (including stock based compensation of $23,176 and $58,351 in 2001 and 2000, respectively)	1,607,602	1,363,587
Marketing and distribution rights amortization	179,316	3,883,000

Total costs and expenses	5,858,174	15,250,306

Loss from operations	$(3,425,561)	$(11,825,487)

Interest and other income, net	107,961	401,740

Net loss	$(3,317,600)	$(11,423,747)

Basic and diluted net loss per share	$(0.55)	$(1.92)

Shares used in computing basic and diluted net loss per share	5,999,441	5,950,589

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2000

Revenue, including revenue from related parties of $1,762,220 and $405,505 in 2001 and 2000, respectively	$5,380,579	$5,958,084
Costs and expenses:
Cost of revenue	1,626,025	2,460,927
Research and development (including stock based compensation of $12,360 and $21,631 in 2001 and 2000, respectively)	1,690,904	3,769,305
Sales and marketing (including stock based compensation of $15,450 and $49,785 in 2001 and 2000, respectively)	4,281,005	10,159,972
General and administrative (including stock based compensation of $48,927 and $125,793 in 2001 and 2000, respectively)	3,249,413	2,192,366
Marketing and distribution rights amortization	358,632	8,278,000

Total costs and expenses	11,205,979	26,860,570

Loss from operations	$(5,825,400)	$(20,902,486)
Unamortized debt discount write-off	-	(475,821)
Interest and other income, net	276,976	599,043

Net loss	(5,548,424)	(20,779,264)

Preferred stock dividends and accretion of preferred stock to redemption value	-	(106,186)

Net loss attributable to common stockholders	$(5,548,424)	$(20,885,450)

Basic and diluted net loss per share attributable to common stockholders	$(0.93)	$(4.01)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	5,997,067	5,205,139

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2000

Cash flows from operating activities:
Net Loss	$(5,548,424)	$(20,779,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,807,076	10,573,410
Stock based compensation	76,737	197,209
Unamortized debt discount write-off	-	475,821
Revenue associated with equity instruments	-	(1,407,492)
Loss on sales of fixed assets	22,958	-
Other (net)	-	130,774
Changes in assets and liabilities:
Accounts receivable	1,976,749	(2,384,067)
Prepaid expenses and other current assets	115,326	(6,752,907)
Deferred offering costs	-	2,055,491
Other assets	(118,760)	(567,743)
Accounts payable	(1,542,753)	(743,156)
Accrued expenses	143,234	(139,534)
Customer deposits	(402,442)	1,022,852
Deferred revenue	(257,408)	4,852,818

Net cash used in operating activities	(3,727,707)	(13,465,787)

Cash flows from investing activities:
Purchase of marketable securities	-	(28,631,865)
Proceeds from sales and maturities of marketable securities	4,931,061	667,918
Purchases of fixed assets	(113,058)	(793,578)
Expenditures for capitalized software	(428,116)	-
Refund on purchase of fixed assets	247,735	-

Net cash provided by (used in) investing activities	4,637,622	(28,757,525)

Cash flows from financing activities:
Payment of capital lease obligation	(157,049)	(235,327)
Payment of long-term note payable	-	(2,000,000)
Payment of Series E preferred stock dividends	-	(465,358)
Proceeds from issuance of preferred and common stock, net of issuance costs	6,085	44,607,842

Net cash provided by (used in) financing activities	(150,964)	41,907,157

Net increase (decrease) in cash and cash equivalents	758,951	(316,155)

Cash and cash equivalents, beginning of period	4,594,167	578,560

Cash and cash equivalents, end of period	$5,353,118	$262,405

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,000	$97,000

             See Note 2 of Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation and Financial Condition

             HealthGate Data Corp. (NASDAQ:HGAT) is a market-leading provider of healthcare information to health-related organizations.  HealthGate offers customers a comprehensive content repository of healthcare information.  HealthGate's authoritative content has been chosen by more than 600 hospitals in the United States to provide the capability to drive down costs through more effective research and treatment, regulatory compliance, and clinician and patient education.  The Company's XML-based content can be delivered electronically to its customers or built into clinical software systems.

             HealthGate is currently developing additional proprietary content including information that is coded using the most popular medical coding vocabularies.  The Company anticipates marketing this content to healthcare institutions and related healthcare organizations for use in a variety of clinical systems.

             Since 1999, HealthGate’s content has become part of operations in approximately 12 percent of all hospitals in the United States. Some of the most respected healthcare institutions in the world, such as Brigham and Women's Hospital, The Cleveland Clinic Health System, and HCA now utilize the data provided by HealthGate. The Company's content repository is supported by a technology infrastructure designed to enable HealthGate to rapidly develop products and services for additional markets such as pharmaceutical companies and payors (insurance companies, governments, and self-insured organizations).

             The Company’s consolidated financial statements have been presented on a basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.   At June 30, 2001, the Company had $10.7 million of cash, cash equivalents, and marketable securities and $2.3 million of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  For the six months ended June 30, 2001, the Company incurred a net loss of $5.5 million, and negative cash flows from operations of $3.7 million.  Additionally as of June 30, 2001, the Company had an accumulated deficit of $91.1 million.

             In the fourth quarter of 2000 and the first six months of 2001, the Company took several actions to substantially reduce operating cash outflows.  These actions included reducing the Company’s workforce in December 2000, terminating the Company’s agreement with NBC Internet, Inc. (“NBCi”) and, amending or canceling several content arrangements.  Further, if the Company does not achieve its forecasted revenue levels in the remainder of 2001, management is prepared to implement additional cost reductions.

             Based on the Company’s current forecasted cash flows and its cash, cash equivalents, and marketable securities on hand, the Company expects to have sufficient cash to finance its operations for at least the next twelve months.  The Company’s future beyond the next twelve months is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing.  There can be no assurances that the Company will be able to do so.

             The accompanying unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements included in HealthGate’s Form 10-K for the year ended December 31, 2000.  However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period.  Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.          Supplemental Disclosure of Non-Cash Financing Activities

             HealthGate entered into capital leases for certain computer equipment totaling approximately $88,000 during the six months ended June 30, 2000.

             On January 1, 2000, the exercise price of a warrant issued to General Electric Company (“GE”) was adjusted pursuant to the terms of the warrant.  As a result, the fair value of the warrant increased by $1.2 million which was recorded as marketing and distribution rights.

             In March 2001, HealthGate issued to NBCi a warrant to purchase 66,666 shares of HealthGate common stock at $0.5625 per share, the then current market price of HealthGate’s stock.  The Company ascribed a value of approximately $38,000 to the warrant.

3.          Net Loss Per Share and Reverse Stock Split

             Net loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.”  Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options and warrants are anti-dilutive for all periods presented.

             On June 28, 2001, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a three-for-one reverse stock split of the Company’s outstanding Common Stock.  The par value of the Company’s common stock was adjusted from $0.01 per share to $0.03 per share.  The reverse stock split was effective July 1, 2001 for holders of record on June 30, 2001.  Unless otherwise noted, all references to numbers of common shares and per share data in this Form 10-Q have been adjusted for all periods presented to reflect the reverse stock split on a retroactive basis.

4.          Revenue Recognition

             HealthGate derives revenue primarily from (1) services, including licensing content to clients through Web site development and hosting arrangements such as CHOICE Web sites, content syndication and activePress services, and (2) online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. In November 2000, the Company chose to phase out its advertising, sponsorship and e-commerce operations in order to concentrate on its service-based businesses.  Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate’s authorized reseller, which generally ranges from one to three years.  For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee.  Payments made to customers under these guarantees are recorded as reductions of the related customer deposit.  The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement.  For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is recorded as expense upon signing the agreement.  For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller, and the Web site has been delivered.  Revenue is not recognized in any circumstances unless collectability is deemed probable.

             Advertising revenue is derived principally from short-term advertising contracts, in which HealthGate typically guarantees a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee.  Advertising revenue is recognized in the period in which the advertisement is displayed, at the lesser of the ratio of impressions delivered over total guaranteed impressions or a straight-line basis over the term of the contract, provided that no significant HealthGate obligations remain.  To the extent that minimum guaranteed impressions are not met, HealthGate defers recognition of the corresponding revenue until the guaranteed impressions are delivered.  Sponsorship revenue is recognized ratably over the terms of the applicable agreements, which generally range from one month to three years.  Revenue from user subscriptions is recognized ratably over the subscription period, and revenue from transaction-based fees is recognized when the service is provided. In November 2000, the Company chose to phase out its advertising, sponsorship, and e-commerce operations in order to concentrate on its service-based businesses.

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

5.          Medical Self Care Arrangement

             In December 1999, HealthGate entered into an E-Commerce/Sponsorship Agreement with Medical Self Care, Inc. (“SelfCare”), a seller of health-related products and services.  Under the agreement, HealthGate developed a co-branded HealthGate/SelfCare Web site, and agreed to provide promotions for this co-branded site over the 37-month term of the agreement.  The agreement provided for SelfCare to make annual cash payments to HealthGate of approximately $1.0 million in the first year, $7.1 million in the second year and $8.4 million in the third year.  In addition, for the first year of services under the agreement, SelfCare issued 996,348 shares of its Series H preferred stock to HealthGate on February 2, 2000.  HealthGate recorded these shares at a value of approximately $3.5 million when received.

             In August 2000, HealthGate filed suit against SelfCare in US District Court in Boston, Massachusetts, seeking damages due to SelfCare’s breaches of the agreement.  The litigation followed HealthGate’s notice of termination of the agreement based on SelfCare’s failure to pay fees due under the agreement, and the filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare was entitled to rescind the agreement and that HealthGate was not entitled to terminate the agreement and was not entitled to post-contract remedies.  The lawsuit filed by SelfCare in California was later dismissed. Due to the uncertainty of this matter, HealthGate concluded that its investment in SelfCare was impaired and, accordingly, recorded a charge in the third quarter of 2000 to write-off the carrying value of this investment.  Additionally, HealthGate suspended revenue recognition related to services provided by SelfCare during the third quarter of 2000.

             On December 1, 2000 the rights and obligations of SelfCare were assumed by Development Specialists, Inc. (“DSI”).  HealthGate reached agreement with DSI in February 2001 to settle HealthGate’s litigation against SelfCare for a claim in the liquidation of $5.25 million and a release of all of SelfCare’s claims against HealthGate.  The Company is uncertain what amount, if any, it will ultimately realize on this settlement and has not recognized any amount related to the settlement in its financial statements.  The Company’s results of operations for the six months ended June 30, 2000 included revenue of $1.7 million related to this agreement.  No revenue related to this agreement is included in the Company’s results of operations for the six months ended June 30, 2001. The Company’s balance sheet at June 30, 2001 includes accounts receivable of $0.8 million and deferred revenue of $2.8 million relating to its relationship with SelfCare.  These amounts may be recorded as other income at the time the Company determines what amount, if any, will be realized on the liquidation of SelfCare.

6.          Commitments and Contingencies

             HealthGate has entered into agreements to license content for its services from various unrelated third parties.  Future minimum license payments under these agreements as of June 30, 2001 totaled approximately  $1.3 million.

             In July 1999, HealthGate received a letter alleging that HealthGate’s Web site induces users to infringe a patent held by a company (the “Holder”).  In lieu of pursuing a patent infringement claim against HealthGate, the Holder offered to provide HealthGate with a license for unlimited use of the patent for a one-time payment of between $50,000 and $150,000.  There has been no recent activity on this matter and at this time, HealthGate is unable to predict its outcome.

             In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBCi.  Under the original agreement, NBCi was to provide various services to promote HealthGate’s name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers.  In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate issued to NBCi 166,666 shares of its common stock in November 1999.  In January 2000, HealthGate paid NBCi a minimum cash fee of $10 million plus a $0.3 million production and content integration fee. In September 2000, HealthGate amended this agreement. One of the provisions of the revised agreement was that HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi’s consumer Internal portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base.

             In March 2001, HealthGate further amended its agreement with NBCi.  Under the amended agreement, HealthGate issued a warrant to purchase 66,666 shares of HealthGate common stock at $0.5625 per share, the then current market price of HealthGate’s stock.  The Company ascribed a value of approximately $38,000 to the warrant.  HealthGate was also to pay NBCi $2.1 million in cash in 2001 and $2.8 million in cash in 2002, and was to provide content to NBCi through October 2004.  In return, NBCi was to feature HealthGate as the anchor tenant on the men’s health, women’s health and drugs and medications sections of the Health Channel of the NBCi portal through October 2002 and share advertising and sponsorship revenue derived from the co-branded www.healthgate.nbci.com Web site with HealthGate through October 2004.

             In June 2001, HealthGate negotiated to end its contract with NBCi.  This termination agreement calls for HealthGate to pay NBCi $0.8 million during the third quarter of 2001.  HealthGate’s results of operations for the quarter ended June 30, 2001 include a non-recurring change of $1.1 million related to this contract termination.

             NBCi is owned partially by National Broadcasting Company, a subsidiary of General Electric Company.  NBCi and General Electric Company are each principal stockholders of HealthGate.

7.          Related Party Transactions

             Through the Company’s activePress service, HealthGate is the exclusive developer on the Web of a collection of approximately 320 full text journals for Blackwell Science.  The Company’s agreement with Blackwell Science, as amended, runs through December 2001.  Under this agreement, Blackwell is scheduled to pay HealthGate $1.3 million in fees in 2001.  Blackwell Science is a principal stockholder of HealthGate.

             In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems, a principal stockholder of HealthGate.  In connection with this agreement, in June 1999, HealthGate issued a warrant to General Electric Company for the purchase of up to 396,600 shares of its common stock.  In June 2000, at the expiration of the term of the original agreement, HealthGate and GE Medical Systems entered into a new development and distribution agreement with substantially the same terms as the June 1999 agreement, as amended.  During the six months ended June 30, 2000, the Company recorded amortization expense of $6.0 million related to this warrant.  For the six months ended June 30, 2001, no expense was recorded because the value of the warrant is fully amortized.

8.            Research and Development and Software Development Costs

             Costs incurred in the research and development of HealthGate’s projects are expensed as incurred, except for certain software development costs.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use.  During the three months ended June 30, 2001, development costs totaling $0.4 million were capitalized.  These costs will be amortized to cost of revenue on a straight-line basis over the estimated one-year life of the related software.

9.          Recently Issued Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  HealthGate will be required to adopt SFAS No. 142 on January 1, 2002.  HealthGate is currently assessing the impact, if any, that the adoption of SFAS 142 will have on its financial position and results of operations.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

             This report on Form 10-Q contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements.  These forward-looking statements reflect management’s current expectations, are based on many assumptions and are subject to certain risks and uncertainties.  Factors that might cause or contribute to such differences are described further below and in the periodic reports and registration statements HealthGate files from time to time with the Securities and Exchange Commission, including HealthGate’s most recent Form 10-K and most recent registration statement on Form S-1.  Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this report on Form 10-Q.  HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

Overview

             HealthGate Data Corp. (NASDAQ:HGAT) is a market-leading provider of healthcare information to health-related organizations.  HealthGate offers customers a comprehensive content repository of healthcare information.  HealthGate's authoritative content has been chosen by more than 600 hospitals in the United States to provide the capability to drive down costs through more effective research and treatment, regulatory compliance, and clinician and patient education.  The Company's XML-based content can be delivered electronically to its customers or built into clinical software systems.

             HealthGate is currently developing additional proprietary content including information that is coded using the most popular medical coding vocabularies.  The Company anticipates marketing this content to healthcare institutions and related healthcare organizations for use in a variety of clinical systems.

             Since 1999, HealthGate’s content has become part of operations in approximately 12 percent of all hospitals in the United States. Some of the most respected healthcare institutions in the world, such as Brigham and Women's Hospital, The Cleveland Clinic Health System, and HCA now utilize the data provided by HealthGate. The Company's content repository is supported by a technology infrastructure designed to enable HealthGate to rapidly develop products and services for additional markets such as pharmaceutical companies and payors (insurance companies, governments, and self-insured organizations).

             HealthGate’s management believes it has developed a scalable and sustainable business model.  The Company’s limited operating history makes an evaluation of its business and prospects difficult.  Investors should not use the Company’s past results as a basis to predict future performance.  HealthGate has incurred net losses since inception and had an accumulated deficit of approximately $91.1 million as of June 30, 2001.  The Company plans to manage its expenses in line with its anticipated growth in services revenue.  However, HealthGate cannot assure investors that it will achieve significant revenue or profitability or, if significant revenue or profitability is achieved, that the Company would be able to sustain them.  During the first six months of 2001, the Company has increased its percentage of proprietary content.  HealthGate believes that owning the content not only provides HealthGate with the flexibility to offer a greater range of services to its customers, but is also a substantial resource of the Company.

             HealthGate distributes its content through affiliated Web sites such as the Company’s CHOICE Web sites for hospitals and other institutions, and other third party co-branded Web sites.  HealthGate offers both pre-packaged content such as the Company’s CHOICE product as well as content on an individual resource basis, where a customer can choose specific content elements.

             At June 30, 2001, the Company had $10.7 million of cash, cash equivalents and marketable securities and $2.3 million of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the six months ended June 30, 2001 and 2000, the Company incurred net losses of $5.5 million and $20.9 million, respectively, and negative cash flows from operations of $3.7 million and $13.5 million, respectively.

             In the fourth quarter of 2000 and the first six months of 2001, the Company took several actions to substantially reduce operating cash flows.  These actions included reducing the Company’s workforce in December 2000, terminating the Company’s agreement with NBC Internet, Inc. (“NBCi”), and amending or canceling several content arrangements.  Further, if the Company does not achieve its forecasted revenue levels in the remainder of 2001, management is prepared to implement additional cost reductions.

             On June 28, 2001, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a three-for-one reverse stock split of the Company’s outstanding Common Stock.  The par value of the Company’s common stock was adjusted from $0.01 per share to $0.03 per share.  The reverse stock split was effective July 1, 2001 for holders of record on June 30, 2001.  Unless otherwise noted, all references to numbers of common shares and per share data in this Form 10-Q have been adjusted for all periods presented to reflect the reverse stock split on a retroactive basis.

Non-Cash Expenses

             HealthGate recorded deferred compensation of $2.3 million in 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants.  The difference is recorded as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options, typically three years.  Of the total deferred compensation amount, approximately $37,000 and $89,000 was amortized during the three months ended June 30, 2001 and 2000, respectively and $77,000 and $197,000 was amortized during the six months ended June 30, 2001 and 2000 respectively.  These amounts were recorded as stock based compensation.  The Company currently expects to amortize the remaining amounts of deferred compensation as of June 30, 2001 as follows:

July 1, 2001–December 31, 2001	$74,000
January 1, 2002–March 31, 2002	$12,000

             In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems, which was amended in December 1999.  Under the terms of this agreement, GE Medical Systems may sell HealthGate’s standard CHOICE Web site product and GE Medical Systems’ branded enhanced versions of HealthGate’s CHOICE Web site product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities.  In connection with this agreement, in June 1999, HealthGate issued a warrant to General Electric Company for the purchase of up to 396,600 shares of its common stock. In June 2000, at the expiration of the term of the original agreement, HealthGate and GE Medical Systems entered into a new development and distribution agreement with substantially the same terms as the June 1999 agreement, as amended.  For the three months and six months ended June 30, 2001, no amortization expense was recorded because the warrant was fully amortized.  During the three months and six months ended June 30, 2000, the Company recorded amortization expense of $2.8 and $6.0 million related to this warrant.

             In November 1999, HealthGate entered into a three-year marketing and reseller agreement with Columbia Information Systems (“CIS”), a subsidiary of HCA (formerly Columbia/HCA Healthcare Corporation) under which CIS agreed to endorse HealthGate as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA hospitals and affiliates. The agreement provides HealthGate, among other things, the right to make a first offer to provide services for adding content to the CIS's health portal site and any Web site owned or operated by or affiliated with CIS or HCA. Further, CIS may, for a commission, market and sell the Company’s CHOICE Web site product to entities unaffiliated with HCA, subject to HealthGate’s approval. In connection with this agreement HealthGate issued a warrant to CIS Holdings for the purchase of up to 647,011 shares of its common stock. The warrant has a term of three years, an exercise price per share equal to the initial public offering price of $33.00 and became exercisable in January 2000 upon HealthGate’s initial public offering.

             In the fourth quarter of 2000, as a result of then recent events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under SFAS 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.”  Based on this review, the Company determined that a write-down to the carrying value of the CIS Holdings warrant and the underlying marketing rights and reseller agreement was appropriate.  The Company’s results of operations for the year ended December 31, 2000 included an impairment charge of $6.9 million relating to this impairment.   During the three months and six months ended June 30, 2001, HealthGate recorded amortization expense of $0.2 million and $0.4 million, respectively, related to this warrant.  During the three months and six months ended June 30, 2000, HealthGate recorded amortization of $1.1 million and $2.2 million, respectively, related to this warrant.

Medical Self Care, Inc.

             In December 1999, HealthGate entered into an E-Commerce/Sponsorship Agreement with Medical Self Care, Inc. (“SelfCare”), a seller of health-related products and services.  Under the agreement, HealthGate developed a co-branded HealthGate/SelfCare Web site, and agreed to provide promotions for this co-branded site over the 37-month term of the agreement.  The agreement provided for SelfCare to make annual cash payments to HealthGate of approximately $1.0 million in the first year, $7.1 million in the second year and $8.4 million in the third year.  In addition, for the first year of services under the agreement, SelfCare issued 996,348 shares of its Series H preferred stock to HealthGate on February 2, 2000. HealthGate originally recorded these shares at a value of approximately $3.5 million when received.

             In August 2000, HealthGate filed suit against SelfCare in US District Court in Boston, Massachusetts, seeking damages due to SelfCare’s breaches of the agreement.  The litigation followed HealthGate’s notice of termination of the agreement based on SelfCare’s failure to pay fees due under the agreement, and the filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare was entitled to rescind the agreement and that HealthGate was not entitled to terminate the agreement and was not entitled to post-contract remedies.  The lawsuit filed by SelfCare in California was later dismissed. Due to the uncertainty of this matter, HealthGate concluded that its investment in SelfCare was impaired and, accordingly, recorded a charge in the third quarter of 2000 to write-off the carrying value of its investment in SelfCare.  Additionally, HealthGate suspended revenue recognition related to services provided by SelfCare during the third quarter of 2000.

             On December 1, 2000 the rights and obligations of SelfCare were assumed by Development Specialists, Inc. (“DSI”).  HealthGate reached agreement with DSI in February 2001 to settle HealthGate’s litigation against SelfCare for a claim in the liquidation of $5.25 million and a release of all of SelfCare’s claims against HealthGate.  The Company is uncertain what amount, if any, it will ultimately realize on this settlement and has not recognized any amount related to the settlement in its financial statements.  The Company results of operations for the six months ended June 30, 2000 include revenue of $1.7 million related to this agreement.  No revenue related to this agreement is included in the Company’s results of operations for the six months ended June 30, 2001. The Company’s balance sheet at June 30, 2001 includes net deferred revenue of $2.0 million relating to its relationship with SelfCare.  This amount may be recorded as other income at the time the Company determines what amount, if any, will be realized on the liquidation of SelfCare.

Results of Operations

             During the three months ended June 30, 2001, HealthGate experienced growth in its service business over the prior year and introduced new content offerings. In November 2000, the Company chose to phase out its advertising, sponsoring and e-commerce operations in order to concentrate on its service-based businesses.  Therefore, while comparisons are made below, in many instances meaningful conclusions cannot be drawn from them.

Comparison of the Three Months Ended June 30, 2001 with the Three Months Ended June 30, 2000

Revenue

             Total revenue for the three months ended June 30, 2001 decreased by $1.0 million or 29% compared to the three months ended June 30, 2000 primarily due to the decrease in advertising, sponsorship and e-commerce revenue from $1.6 million in the three months ended June 30, 2000 to $76,000 in the three months ended June 30, 2001.  Of this decrease in advertising, sponsorship and e-commerce revenue, $1.1 million is related to suspension of revenue related to the Company's E- Commerce/Sponsorship Agreement with SelfCare (see "Medical Self Care" above), and the remainder of the decrease is the result of the Company's decision in November 2000 to phase out its advertising, sponsorship and e-commerce service offerings.

             In November 2000, the Company made the decision to focus its efforts on its services offerings, consisting primarily of licensing access to its content repository.  Services revenue for the three months ended June 30, 2001 increased to $2.3 million from $1.9 million for the three months ended June 30, 2000.  Services revenue also includes Web site development, implementation and hosting.

             The three months ended June 30, 2001, included revenue of $0.4 million (17%) from one customer, HCA, and included related party revenue of $0.4 million (16%) from GE and $0.3 million (13%) from Blackwell Science. The three months ended June 30, 2000 included revenue of $0.9 million (26%) from HCA and $1.1 million (31%) from SelfCare, and related party revenue of $0.3 million (8%) from GE and $0.2 million (6%) and from Blackwell Science.

             In March 2001, HealthGate and HCA amended their Co-Branded CHOICE Web Site Agreement.  The term of the amended agreement is from March 2001 to November 2002 and calls for HCA to pay license fees to HealthGate of approximately $1.4 million in both 2001 and 2002.  The amendment significantly reduced the content that will be made available on the customized HCA CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA’s option to terminate the Agreement on June 1, 2001.  In first six months of 2001, HealthGate received approximately $0.6 million in license fees under the original agreement and $0.5 million under the amended agreement.  Annual license fees from this amended agreement are being recognized ratably over each annual period.

Costs and Expenses

             Cost of Revenue.    Cost of revenue consists primarily of costs involved with providing services, royalties associated with licensed content, amortization of capitalized software projects, and related equipment and software costs.  Cost of revenue decreased to $0.8 million in the three months ended June 30, 2001 from $1.4 million in the three months ended June 30, 2000, due primarily to decreased royalty expenses for licensed content resulting from the re-negotiations of several of the Company’s content agreements, partially offset by increased depreciation from equipment purchases in 2000 to support the Company’s increased service offerings. As a percentage of total revenue, cost of revenue decreased from 40% for the three months ended June 30, 2000 to 34% for the three months ended June 30, 2001.

             Research and Development.     Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company’s Web-based content enhancement initiatives. Research and development expenses decreased to $0.8 million for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000, due primarily to savings in salaries and related costs for technical and development personnel and consultants resulting from cost containment measures taken in the fourth quarter of 2000.  During the three months ended June 30, 2001, software development costs totaling $0.4 million were capitalized.  These costs will be amortized over the estimated one-year life of the related software.

             Sales and Marketing.     Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities.  Sales and marketing expenses decreased to $2.6 million in the three months ended June 30, 2001 from $6.5 million in the three months ended June 30, 2000.  This decrease was primarily due to a reduction in expenses relating to the Company’s relationship with NBCi from $4.4 million for the three months ended June 30, 2000 to $1.3 million for the three months ended June 30, 2000, which included $1.1 million non-recurring charge relating to the termination of the Company’s agreement with NBCi.   This decrease was also due to savings in salaries and related costs and promotional activities resulting from cost containment measures taken in the fourth quarter of 2000.

             General and Administrative.     General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs.  General and administrative expenses increased to $1.6 million in the three months ended June 30, 2001 from $1.4 million in the three months ended June 30, 2000.  This increase was primarily due to increased occupancy costs related to the expansion of the Company’s corporate offices late in 2000 and to depreciation expense associated with a financial software package implemented in September 2000.

             Marketing and Distribution Rights Amortization.    Non-cash amortization expense of $0.2 million and $1.1 million was recorded in the three months ended June 30, 2001 and 2000, respectively, in connection with the warrant issued to CIS in 1999.  For the six months ended June 30, 2000, non-cash amortization of $6.0 million was recorded related to the warrant issued to GE in 1999.  The GE warrant was fully amortized in 2000.  See further discussion under “Non-Cash Expenses” above.

             Interest and Other Income, Net.    Interest and other income (net) includes interest income, interest expense, and other income.  Interest income for the three months ended June 30, 2001 was $0.1 million compared to $0.4 million for the three months ended June 30, 2000.  The decrease is the result of lower invested cash balances and lower interest rates in the current period.  Interest expense and other income for the three months ended June 30, 2001 and for the three months ended June 30, 2000 was insignificant.

             Income Taxes.    HealthGate has incurred significant losses for all periods from inception through June 30, 2001.  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company’s lack of earnings history.

Comparison of the Six Months Ended June 30, 2001 with the Six Months Ended June 30, 2000

Revenue

             Total revenue for the six months ended June 30, 2001 was $5.4 million, compared to $6.0 million for the six months ended June 30, 2000, a decrease of $0.6 million or 10%.  Advertising, sponsorship and e-commerce revenue decreased to $0.2 million for the six months ended June 30, 2001 from $2.5 million for the six months ended June 30, 2000.  Of the decrease in advertising, sponsorship and e-commerce revenue, $1.7 million is related to suspension of revenue relating to the Company’s E-Commerce/Sponsorship Agreement with SelfCare (see “Medical Self Care” above), and the remainder of the decrease is the result of the Company’s decision in November 2000 to phase out its advertising, sponsorship and e-commerce service offerings.

             In November 2000, the Company made the decision to focus its efforts on its service offerings, consisting primarily of licensing access to its content repository.  Services revenue for the six months ended June 30, 2001 increased to $5.2 million from $3.5 million for the six months ended June 30, 2000.  Services revenue also includes Web site development, implementation and hosting.

             In the six months ended June 30, 2001, revenue included $1.2 million (21%) from one customer, HCA, and related party revenue of $0.9 million (17%) from Blackwell Science and $0.8 million (16%) from GE.  The six months ended June 30, 2000 included revenue of $1.8 million (29%) from HCA and $1.7 million (28%) from SelfCare.  The six months ended June 30, 2000 included related party revenue of $0.4 million (7%) from Blackwell Science and $0.3 million (5%) from GE.

             In March 2001, HealthGate and HCA amended their Co-Branded CHOICE Web Site Agreement. The term of the amended agreement is from March 2001 to November 2002 and calls for HCA to pay license fees to HealthGate of approximately $1.4 million in both 2001 and 2002. The amendment specifically reduced the content that will be made available on the customized HCA CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA's option to terminate the Agreement on June 1, 2001. In the first six months of 2001, HealthGate received approximately $0.6 million in license fees under the original agreement and $0.5 million under the amended agreement. Annual license fees from this amended agreement are being recognized ratably over each annual period.

Costs and Expenses

             Cost of Revenue.    Cost of revenue decreased to $1.6 million in the six months ended June 30, 2001 from $2.5 million in the six months ended June 30, 2000, due primarily to decreased royalty expenses for licensed content resulting from the re-negotiations of several of the Company’s content agreements, partially offset by increased depreciation from equipment purchases in 2000 to support the Company’s increased service offerings.  As a percentage of total revenue, cost of revenue decreased from 41% for the six months ended June 30, 2000 to 30% for the six months ended June 30, 2001.

             Research and Development.    Research and development expenses decreased to $1.7 million for the six months ended June 30, 2001 from $3.8 million for the six months ended June 30, 2000, due primarily to savings in salaries and related costs for technical and development personnel and consultants resulting from cost containment measures taken in the fourth quarter of 2000.

             Sales and Marketing.    Sales and marketing expenses decreased to $4.3 million in the six months ended June 30, 2001 from $10.2 million in the six months ended June 30, 2000.  This decrease was primarily due to a reduction in expenses relating to the Company’s relationship with NBCi from $6.2 million for the six months ended June 30, 2000 to $1.6 million for the six months ended June 30, 2001, which included the $1.1 million non-recurring charge relating to the termination of the Company’s agreement with NBCi.  The decrease was also due to savings in salaries and related costs and promotional activities resulting from cost containment measures taken in the fourth quarter of 2000.

             General and Administrative.    General and administrative expenses increased to $3.2 million in the six months ended June 30, 2001 from $2.2 million in the six months ended June 30, 2000. This increase was due to increased occupancy costs related to the expansion of the Company’s corporate offices late in 2000 and to depreciation expense associated with a financial software package implemented in September 2000.

             Marketing and Distribution Rights Amortization.    Non-cash amortization expense of $0.4 million and $2.2 million was recorded in the six months ended June 30, 2001 and 2000, respectively, in connection with the warrant issued to CIS in 1999.  For the six months ended June 30, 2000, non-cash amortization of $6.0 million was recorded related to the warrant issued to GE in 1999.  The GE warrant was fully amortized in 2000.

             Interest and Other Income, Net.    Interest income for six months ended June 30, 2001 was $0.3 million compared to $0.7 million for the six months ended June 30, 2000.  The decrease is the result of lower invested cash balances and lower interest rates in the current period.  Interest expense for the six months ended June 30, 2001 was $40,000 compared to $0.6 million for the six months ended June 30, 2000.  The decrease in interest expense is the result of HealthGate’s repayment of its long-term note payable in February 2000.  Current year interest expense relates to the interest portion of monthly lease payments.  Other income for the six months ended June 30, 2001 and for the six months ended June 30, 2000 was insignificant.

             Income Taxes.    HealthGate has incurred significant losses for all periods from inception through June 30, 2001.  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company’s lack of earnings history.

Liquidity and Capital Resources

             Since inception and prior to HealthGate’s January 2000 initial public offering and concurrent private sale of common stock, operations were primarily financed by the private placement of debt and equity securities.  In January 2000, HealthGate completed its initial public offering of common stock and a concurrent private placement of common stock and realized net proceeds of approximately $44.5 million.  Additionally, in connection with the conversion of then outstanding preferred stock, the Company paid cash for accrued dividends on Series E preferred stock totaling $0.5 million.  A portion of the net proceeds was used to repay a $2.0 million long-term note payable, which was secured by substantially all of the Company’s tangible and intangible assets.  As of June 30, 2001, HealthGate had approximately $10.7 million in cash and cash equivalents, and marketable securities.

             For the six months ended June 30, 2001, cash used in operating activities was $3.7 million.  The Company’s net loss of $5.5 million, adjusted for non-cash charges such as depreciation and amortization of  $1.8 million, accounted for $3.7 million of the net operating cash usage.  During the six months ended June 30, 2001, HealthGate’s net accounts receivable balance has decreased, creating a net increase in operating cash of $2.0 million.  This decrease in net accounts receivable was primarily the result of increased collection efforts.   Decreases in accounts payable resulted in a use of  $1.5 million of operating cash.  Payments were primarily for liabilities recorded at December 31, 2000.  Net changes in all other operating assets and liabilities resulted in a net decrease in operating cash of approximately $0.5 million for the six months ended June 30, 2001.

             For the six months ended June 30, 2000, the cash used in operations was $13.5 million.  The Company’s net loss of $20.8 million, partially offset by depreciation and amortization of $10.6 million, non-cash stock-based compensation expense of $0.2 million, write-off of unamortized debt discount relating to the repayment of a long-term note payable of $0.5 million, and increased by revenue associated with an equity instrument of $1.4 million accounted for a net use of operating cash of  $10.9 million.  Prepaid advertising increased by $6.0 million during the six months ended June 30, 2000 as a result of payments for fees due under the Company’s agreement with NBCi.   An increase in accounts receivable was a use of $2.4 million of operating cash.  Increases in deferred revenue were a source of $4.9 million of operating cash. Net changes in other operating assets and liabilities resulted in a net increase in operating cash of $0.8 million for the six months ended June 30, 2000.

             Net cash provided by investing activities for the six months ended June 30, 2001 of $4.6 million primarily related to proceeds from sales and maturities of marketable securities of $4.9 million and reimbursement on purchases of fixed assets of $0.2 million.  In the six months ended June 30, 2001, the Company used $0.1 million for purchases of fixed assets and $0.4 of expenditures for capitalized software. For the six months ended June 30, 2000, net cash used in investing activities primarily consisted of $28.6 million used for the purchase of marketable securities and $0.8 million used for the purchase of fixed assets.

             Cash used in financing activities for the six months ended June 30, 2001 consisted of $0.2 million to pay obligations under capital lease arrangements.  For the six months ended June 30, 2000, cash provided by financing activities was $41.9 million, which consisted primarily of the net proceeds from HealthGate’s initial public offering and concurrent private placement in January 2000 of $44.5 million and $0.1 million of other proceeds from stock issuances.  The Company also used $2.0 million to repay a long-term note payable, $0.2 million to pay obligations under capital lease arrangements and $0.5 million to pay a preferred stock dividend.

             At June 30, 2001, HealthGate had outstanding commitments under capital leases of $0.4 million and under operating leases for equipment and office space of $3.7 million.  In addition, future minimum payments under content license arrangements were approximately $1.3 million at June 30, 2001.

             In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBCi.  Under the original agreement, NBCi was to provide various services to promote HealthGate’s name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers.  In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate paid NBCi a minimum cash fee of $10.0 million plus a $0.3 million production and content integration fee, and in November 1999 HealthGate issued to NBCi 166,666 shares of its common stock.  In September 2000, HealthGate amended this agreement. One of the provisions of the revised agreement was that HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi’s consumer Internal portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base.

             In March 2001, HealthGate further amended its agreement with NBCi.  Under the amended agreement, HealthGate issued a warrant to purchase 66,666 shares of HealthGate common stock at $0.5625 per share, the then current market price of HealthGate’s stock.  The Company ascribed a value of approximately $38,000 to the warrant.  HealthGate was to pay NBCi $2.1 million in cash in 2001 and $2.8 million in cash in 2002, and was to provide content to NBCi through October 2004.  In return, NBCi was to feature HealthGate as the anchor tenant on the men’s health, women’s health and drugs and medications sections of the Health Channel of the NBCi portal through October 2002 and share advertising and sponsorship revenue derived from the co-branded www.healthgate.nbci.com Web site with HealthGate through October 2004.

             In June 2001, HealthGate negotiated to end its contract with NBCi.  This termination agreement calls for HealthGate to pay NBCi $0.8 million during the third quarter of 2001.  HealthGate’s results of operations for the quarter ended June 30, 2001 include a non-recurring change of $1.1 million related to this contract termination.

             NBCi is owned partially by National Broadcasting Company, a subsidiary of General Electric Company.  NBCi and General Electric Company are each principal stockholders of HealthGate.

             At June 30, 2001, the Company had $10.7 million of cash, cash equivalents and marketable securities and $2.3 million of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the six months ended June 30, 2001 and 2000, the Company incurred net losses of $5.5 million and $20.8 million, respectively, and negative cash flows from operations of $3.7 million and $13.5 million, respectively.

             In the fourth quarter of 2000 and the first six months of 2001, the Company took several actions to substantially reduce operating cash flows.  These actions included reducing the Company’s workforce in December 2000, terminating the Company’s agreement with NBCi and amending or canceling several content arrangements.  If the Company does not achieve its forecasted revenue levels in the remainder of 2001, management is prepared to implement additional cost reductions.

             Based on the Company’s current forecasted cash flows and its cash and marketable securities on hand, the Company expects to have sufficient cash to finance its operations through at least the next twelve months.  The Company’s future beyond the next twelve months is dependent on its ability to achieve break-even or positive cash flow, or raise additional financing.  There can be no assurances that the Company will be able to do so.

Recently Issued Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  HealthGate will be required to adopt SFAS No. 142 on January 1, 2002.  HealthGate is currently assessing the impact, if any, that the adoption of SFAS 142 will have on its financial position and results of operations.

Risks Related to Our Business

             HealthGate operates in a highly competitive and rapidly evolving electronic healthcare content industry.  The risks and uncertainties described below are some of those that HealthGate currently believes may affect the Company.

             Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate’s long-term viability and its ability to achieve its intended business objectives.    At June 30, 2001, the Company had $10.7 million of cash, cash equivalents and marketable securities and $2.3 million of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the six months ended June 30, 2001, the Company incurred a net loss of $5.5 million and negative cash flow from operations of $3.7 million.  The Company had an accumulated deficit of $91.1 million at June 30, 2001.

             In the fourth quarter of 2000 and the first six months of 2001, the Company took several actions to substantially reduce operating cash flows.  These actions included reducing the Company’s workforce in December 2000, terminating the Company’s agreement with NBCi, and amending or canceling several content arrangements.  If the Company does not achieve its forecasted revenue levels in the remainder of 2001, management is prepared to implement additional cost reductions.

             Based on the Company’s current forecasted cash flows and its cash and marketable securities on hand, the Company expects to have sufficient cash to finance its operations for at least the next twelve months.  The Company’s future beyond the next twelve months is dependent on its ability to achieve break-even or positive cash flow, or raise additional financing.  There can be no assurances that the Company will be able to do so.

             The Company’s future liquidity and capital requirements will depend upon numerous factors, including the success of existing and new content service offerings, and reduction in discretionary spending.  The Company currently anticipates its cash resources will be sufficient to meet the presently anticipated working capital, capital expenditures and business expansion requirements for at least the next twelve months.  However, the Company may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities.  The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements.  There can be no assurance that additional funding, if needed, will be available on terms acceptable to the Company, or at all.

             The success of the Company's business will depend on HealthGate's ability to sell its content products and services.  HealthGate's products and services include licensing content in both a pre-packaged formats and on an individual resource basis.  HealthGate's CHOICE Web site product consists of content and related services in a pre-packaged format.  HealthGate has also licensed portions of its content on an individual resource basis to customers that preferred to choose specific content elements.

             A key element of the Company's strategy is to continue to increase sales and licensing into the hospital market as well as to expand sales and licensing into other healthcare markets, such as payors and pharmaceutical companies.  If HealthGate is unable to increase sales and licensing, the Company's business prospects, results of operations and the market price of the Company's common stock could be materially adversely affected.

             The majority of HealthGate’s revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company’s business.  Historically, HealthGate has generated a substantial portion of its revenue from a few customers. For the six months ended June 30, 2001, three customers, HCA (a HealthGate warrant holder), and Blackwell Science (a stockholder), and GE (a stockholder and a warrant holder) accounted for 21%, 17%, and 16%, respectively, of the Company’s total revenue. HealthGate expects to continue to generate a substantial portion of its revenue in the near future from HCA and Blackwell Science and the loss of either of them could adversely affect the Company’s business.

             In March 2001, HealthGate and HCA amended the Co-Branded CHOICE Web Site Agreement.  The original agreement provided for annual license fees of $3.5 million to be paid by HCA to HealthGate.  The amendment significantly reduces the content that will be made available on the customized HCA CHOICE Web sites, increases the maximum number of hospitals covered to 330 and eliminated HCA’s option to terminate the Agreement on June 1, 2001.  The amended agreement provides for HCA to pay annual license fees of $1.7 million to HealthGate.

             The quarterly operating results may fluctuate significantly, which may affect the market price of HealthGate’s common stock in a manner unrelated to the Company’s long-term performance.  The Company expects quarterly revenue, expenses and operating results to fluctuate significantly in the future, which could affect the market price of the common stock in a manner unrelated to the Company’s long-term operating performance. Quarterly fluctuations could result from a number of factors, including:

•	Addition of new content providers or changes in the Company’s relationships with its most important content providers, which may require more expenditures in the early stages of these relationships;

•	The amount and timing of expenses required to integrate operations and technologies from joint ventures or other business combinations or investments.

             Although HealthGate does not plan a major increase in spending related to operations, the expense levels are in part based on the Company’s expectations concerning future revenue and these expense levels are predominately fixed in the short-term.  If the Company has lower revenue than expected, HealthGate may not be able to reduce spending in the short-term in response.  Any shortfall in revenue would have a direct impact in HealthGate’s results of operations.  In this event, the price of the Company’s common stock may fall.

             HealthGate’s services business is expanding and the Company’s business prospects may suffer if it is not able to effectively manage the growth of its operations and successfully retain key personnel.  Since HealthGate began its business in 1994, the Company has significantly expanded its operations over a short period of time. HealthGate has grown from three employees at the end of 1994 to 70 employees as of June 30, 2001. HealthGate’s future success depends on the Company’s ability to retain, train, motivate, identify, attract, and hire highly skilled technical, managerial, editorial, marketing and customer service personnel. Competition for highly skilled personnel is intense. In particular, skilled technical employees are highly sought after in the Boston area, and the Company cannot guarantee that it will be able to retain or attract these employees.

             HealthGate’s ability to develop and implement its Project Intellect strategic initiative will affect the Company’s long-term success.  HealthGate has undertaken a project to assign multiple medical indexing vocabularies, such as ICD-9-CM and CPT, to selected content assets in the Company’s hosted repository.  The Company believes that the success of this initiative will strengthen its position in the marketplace by allowing HealthGate to interface with a wide range of clinical and administrative applications, such as scheduling tools, electronic medical records, laboratory results and pharmaceutical systems, and open up additional markets such as insurance companies, managed care and pharmaceutical companies. There can be no assurance that the Company will be able to successfully develop the software and tools necessary to efficiently add the vocabularies to its content repository nor can it be assumed that HealthGate can effectively market this new initiative beyond its current customer market.  If HealthGate is unsuccessful at either, then the future success of the Company may be affected.

             HealthGate faces intense competition in licensing the Company’s electronic healthcare information products and services and may not be able to compete effectively.  The market for healthcare content products and services provided electronically is relatively new, intensely competitive and rapidly changing. With only moderate barriers to entry in a rapidly evolving industry, there are now thousands of content providers offering users healthcare content, products and services, and the Company expects that competition will continue to grow. HealthGate competes, directly and indirectly, for customers, consumers, content and service providers, and acquisition candidates with other electronic healthcare content companies.  Some of the Company’s competitors may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services, longer operating histories, greater brand recognition, and larger customer bases.

             The performance of HealthGate’s Web sites and computer systems is critical to its business and the business will suffer if the Company experiences system failures.  The performance of HealthGate’s Web sites and computer systems is critical to the Company’s reputation and ability to attract and retain users, customers, advertisers and subscribers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which often experience development delays and may contain undetected errors or failures when introduced into the Company’s existing systems. HealthGate experienced one minor unscheduled service interruption of approximately four hours in 1998.  In April 2001, HealthGate’s activePress service experienced an unscheduled service interruption of approximately six hours.  The Company cannot guarantee that it will not experience more significant service interruptions in the future. The Company is also dependent upon Web browsers and Internet service providers to provide Internet users access to its Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. The Company also depends on certain information providers to deliver information and data feeds to it on a timely basis. HealthGate Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of the Company’s content or an increase in response time on the Company’s Web sites could cause it to lose potential or existing users, customers, advertisers or subscribers and could result in damage to its reputation and brand name or a decline in the Company’s stock price.

             In March 1999, HealthGate entered into an Internet Data Center Services Agreement with Exodus Communications, Inc. to house all of the Company’s central computer facility servers at Exodus’s Internet Data Center in Waltham, Massachusetts. HealthGate does not presently maintain fully redundant systems at separate locations, so the Company’s operations depend on Exodus’s ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers, Exodus does not guarantee that HealthGate’s Internet access will be uninterrupted, error-free or secure. HealthGate has also developed a disaster recovery plan to respond to system failures. HealthGate cannot guarantee that its disaster recovery plan is capable of being implemented successfully. HealthGate cannot guarantee that the Company’s insurance will be adequate to compensate it for all losses that may occur as a result of any system failure.

             HealthGate’s business prospects may suffer if the Company is not able to keep up with the rapid technological developments in the electronic healthcare content industry.  The electronic healthcare content industry is characterized by rapid technological developments, evolving industry standards, changes in user and customer requirements and frequent new service and product introductions and enhancements. The introduction of new technology or the emergence of new industry standards and practices could render the Company’s systems and, in turn, its products and services, obsolete and unmarketable or require the Company to make significant unanticipated investments in research and development to upgrade its systems in order to maintain the marketability of its products. To be successful, in addition to maintaining the depth and breadth of its content repository, the Company must continue to license or develop leading technology, enhance its existing products and services and respond to emerging industry standards and practices on a timely and cost-effective basis. If the Company is unable to successfully respond to these developments, particularly in light of the rapid technological changes in the electronic healthcare content industry generally and the highly competitive market in which it operates, the Company’s business, results of operations and the market price of the Company’s common stock could be adversely affected.

             HealthGate may be subject to liability for information retrieved from the Company’s content repository.  As a publisher and distributor of online information, HealthGate may be subject to third party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied by the Company.  These types of claims have been brought, sometimes successfully, against online service providers in the past. HealthGate could be subject to liability with respect to content that may be accessible through the Company’s content repository or client Web sites. For example, claims could be made against HealthGate if material deemed inappropriate for viewing by children could be accessed through its Web site or if a professional, patient or consumer relies on healthcare information accessed through HealthGate to their detriment. Even if any of the kinds of claims described above do not result in liability to the Company, HealthGate could incur significant costs in investigating and defending against them and in implementing measures to reduce its exposure to this kind of liability. The Company’s insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify HealthGate for all liability that may be imposed.

             HealthGate depends on the Company’s content providers, as the success of HealthGate’s business depends on its ability to provide a comprehensive library of healthcare information.  HealthGate licenses the majority of its content from third parties. With a few exceptions, these licenses are generally non-exclusive, have an initial term of one year and are renewable. In addition, a significant number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. HealthGate cannot guarantee that it will be able to continue to license its present content or sufficient additional content to provide a diverse and comprehensive library. In the future, HealthGate may not be able to license content at reasonable cost. In addition, one or more of the Company’s publishers or other content providers may grant one of the Company’s competitors an exclusive arrangement with respect to a significant database or periodical, or elect to compete directly against HealthGate by making its content exclusively available through its own Web site.

             Failure to regain compliance with the listing requirements for NASDAQ could result in the Company’s stock being delisted which may adversely affect the market price of HealthGate’s stock in a manner unrelated to the Company’s performance.  On December 8, 2000, HealthGate was notified by NASDAQ that it was no longer in compliance with certain listing requirements of the National Market and that failure to correct these conditions on or before March 8, 2001, could result in the delisting of the Company’s stock.  On March 8, 2001, the Company was notified by NASDAQ of its intention to delist the Company’s stock.  The Company was granted a hearing on April 26, 2001.  At various times and for varying periods after the April 26 hearing, HealthGate has been in compliance and out of compliance with both the $5.0 million market value of public float and $1.00 minimum bid requirements of the NASDAQ National Market. On July 26, 2001, HealthGate received a notice from NASDAQ indicating that that the market value of public float of HealthGate's common stock was less than $5.0 million, in violation of the NASDAQ Marketplace rule 4450(a)(2), which could subject HealthGate to delisting from The NASDAQ National Market.  On July 31, 2001, HealthGate requested a ninety-day extension from NASDAQ to satisfy the market value of public float requirement.  On August 6, 2001, HealthGate received notice from NASDAQ that the NASDAQ Listing Qualifications Panel granted HealthGate's request for the ninety-day listing extension. HealthGate's management plans to continue steps to enable the Company to attain and maintain compliance with all applicable NASDAQ listing requirements, including the $5.0 million market value of public float and $1.00 minimum bid requirements, however no assurance can be given that such steps will be successful.  The Company cannot predict what effect a delisting would have on the market price of the Company’s stock.

             HealthGate’s business may be adversely affected if the Company is not able to effectively protect its intellectual property rights.  HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company’s “HealthGate,” “HealthGate Data,” “CHOICE,” “MedGate,” “ReADER,” “activePress,” and its HealthGate logo trademarks in the U.S.  Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate’s proprietary rights to the same extent, as do the laws of the United States.

             Although HealthGate believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claim that the Company has violated a patent or infringed a copyright, trademark or other proprietary rights belonging to them. These claims, even if they are without merit, could result in HealthGate spending a significant amount of time and money to dispose of them. In July 1999, HealthGate received a letter from a company (the “Holder”) claiming ownership of a patent that claims exclusive rights to all electronic methods of on-demand remote retrieval of graphic and audiovisual information. The letter asserted that the use of HealthGate’s Web site, www.healthgate.com, induces users to infringe the patent. In the letter, the Holder offered to license the patent perpetually and retroactively to HealthGate for a one-time fee of between $50,000 and $150,000 depending upon the number of “hits” per day on the Company’s web site. There has been no recent activity on this matter and at this time, HealthGate is unable to predict its outcome.

             HealthGate’s business may be adversely affected if the Company is unable to continue to license software that is necessary for the development of product and service enhancements.  HealthGate relies on a variety of technologies that are licensed from third parties, including the Company’s database software and Internet server software, which is used in HealthGate’s computer network to perform key functions. These third party licenses may not be available to HealthGate on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements, interactive tools and other features until equivalent technology could be licensed or developed.

             Government regulation of the Internet may result in increased costs of using the Internet, which could adversely affect HealthGate’s business.  Currently, there are a number of laws that regulate communications or commerce on the Internet. Several telecommunications carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Regulation of this type, if imposed, could substantially increase the cost of communicating on the Internet and adversely affect the Company’s business, results of operations and the market price of the Company’s common stock.

             Privacy-related regulation associated with protecting an individual’s medical records or other personal identifying information could adversely affect HealthGate’s business.  User privacy has become an issue both in the United States and abroad.  The United States Department of Health and Human Services has recently implemented regulations to protect the privacy of individuals’ medical records and health information that may affect the way HealthGate currently does business.  Other government agencies have been investigating certain companies regarding their use of their users’ personal information.  In addition, the European Union (EU) has adopted a directive that imposes restrictions on how companies may use personal data of citizens of EU member states.  HealthGate cannot make assurances that current or future regulations imposed domestically or overseas will not adversely affect the Company’s business.

             As part of the Company’s agreements with a few content suppliers, HealthGate maintains a limited amount of confidential information about those users who access certain content sources, such as the user’s name, e-mail address and gender.  HealthGate has a stringent privacy policy covering this information and maintains facilities and infrastructure designed to keep this information secure.  However, a material security breach could damage our reputation or result in liability to the Company.  HealthGate could also become liable if confidential information is disclosed inappropriately.  Any such action could result in litigation, HealthGate’s involvement in which, regardless of the outcome, could require HealthGate to expend significant financial resources.  HealthGate could incur additional expenses if new regulations regarding the use of personal information are introduced or if any regulator chooses to investigate HealthGate’s privacy practices.

             Tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and HealthGate.  Tax authorities on the federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject HealthGate to additional state sales, income and other taxes.  A federal law passed in October 1998 places a temporary moratorium on certain types of taxation on Internet commerce.  HealthGate cannot predict the effect of current attempts at taxing or regulating commerce over the Internet.  It is also possible that the governments of other states and foreign countries also might attempt to regulate HealthGate’s transmission of content. Any new legislation, regulation or application or interpretation of existing laws would likely increase HealthGate’s cost of doing business and may adversely affect its results of operations and the market price of the Company’s common stock.

             HealthGate may be subject to liability for claims that the distribution of medical information constitutes practicing medicine over the Internet.  States and other licensing and accrediting authorities prohibit the unlicensed practice of medicine. HealthGate does not believe that its publication and distribution of healthcare information online constitutes practicing medicine. However, HealthGate cannot guarantee that one or more states or other governmental bodies will not assert claims contrary to its belief.  Any claims of this nature could result in HealthGate spending a significant amount of time and money to defend and dispose of them.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

             HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters.  HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments.  To minimize this risk, HealthGate maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds.  In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate.  In addition, HealthGate invests in relatively short-term securities.  HealthGate does not use derivative financial instruments in its investment portfolio.  HealthGate limits its default risk by purchasing only investment grade securities.  As of June 30, 2001, all of HealthGate’s investments were in money market funds and interest bearing investment grade securities with an average maturity of less than 6 months.  Cash, cash equivalents, and marketable securities were approximately $10.7 million at June 30, 2001.

PART II
OTHER INFORMATION

Item 2.              Changes in Securities and Use of Proceeds

             On January 31, 2000, HealthGate closed its initial public offering of 1,250,000 shares of its common stock.  The initial public offering price was $33.00 per share and the aggregate initial public offering proceeds were $41.2 million.  After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to HealthGate from the initial public offering were approximately $35.8 million.

             The funds from the initial public offering have been the principal source of liquidity for HealthGate during the six months ended June 30, 2001 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report.  Other proceeds from the offering have been invested in interest bearing, investment grade securities.

             On June 28, 2001, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a three-for-one reverse stock split of the Company’s outstanding Common Stock and to adjust the par value of the Company’s common stock from $0.01 per share to $0.03 per share.  The reverse stock split and par value adjustment was effective July 1, 2001.

Recent Sales of Unregistered Securities

             During the quarter ended June 30, 2001, HealthGate sold the following securities in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) or Rule 701 promulgated under Regulation S-K described below.

             On May 22, 2001, HealthGate issued and sold 2,666 shares of its common stock for an aggregate consideration of $79.98 in cash to a former director who exercised an outstanding stock option.

             On June 14, 2001, HealthGate issued and sold 1,666 shares of its common stock for an aggregate consideration of $49.98 in cash to a former director who exercised an outstanding stock option.

             On June 27, 2001, HealthGate issued and sold 2,666 shares of its common stock for an aggregate consideration of $79.98 in cash to a former director who exercised an outstanding stock option.

Item 4.              Submission of Matters to a Vote of Security Holders

             HealthGate's Annual Meeting of Stockholders was held on June 28, 2001 in Wakefield, Massachusetts.

             The vote to elect three persons as Class II Directors of HealthGate was as follows:

	Number of Shares

Nominee	For	Withheld Authority

Gerald E. Bisbee, Jr., Ph.D.	12,953,254	100,977
Jonathan J.G. Conibear	12,953,254	100,977
Thomas O. Pyle	12,953,254	100,977

             Accordingly, Dr. Bisbee and Messrs. Conibear and Pyle were elected as Class II Directors to serve for a three-year term until the 2004 Annual Meeting of Stockholders and until their successors are elected and qualified. Class I Directors (David Friend and William G. Nelson, Ph.D.) whose terms are scheduled to expire at the 2003 Annual Meeting of Stockholders and Class III Directors (Edson D. de Castro and William S. Reece) whose terms are scheduled to expire at the 2002 Annual Meeting of Stockholders have terms as directors that continued after the June 2001 Annual Meeting.

             The vote to approve an amendment to the Company’s Certificate of Incorporation to effect a 3-for-1 reverse stock split of the shares of the Company’s outstanding Common Stock was as follows:

For:	12,898,848
Against:	153,573
Abstention:	1,810
Delivered Non-Vote:	0

             Accordingly, the amendment to Certificate of Incorporation was approved.  The amendment was subsequently filed with the Delaware Secretary of State and the 3-for-1 reverse stock split was effective July 1, 2001.

             The share amounts in this Item 4 have not been adjusted to reflect the 3-for-1 reverse stock split.

Item 6.              Exhibits and Reports on Form 8-K

(a)         Exhibits

The following exhibits are included:
3.3*	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed with Delaware Secretary of State on June 28, 2001.

10.37*	Amendment to NBCi Strategic Alliance Agreement, dated June 8, 2001 by and between NBC Internet, Inc. and the Registrant (excluding exhibits).

* Filed herewith

(b)         Reports on Form 8-K

No reports on Form 8-K were filed by HealthGate during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.

Dated:	August 10, 2001	By: /s/ William S. Reece

William S. Reece
Chairman of the Board of Directors and Chief Executive Officer

Dated:	August 10, 2001	By: /s/ Veronica Zsolcsak

Veronica Zsolcsak
Chief Financial Officer (Principal Financial and Accounting Officer)