Form 10-Q
period 2001-09-30
HEALTHGATE DATA CORP
filed 2001-11-13
CIK 1081630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes ☒    No ☐

The number of shares outstanding of the registrant’s common stock as of November 2, 2001 was 6,014,676.

HealthGate Data Corp.

FORM 10-Q

For the Quarter Ended September 30, 2001

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,442,403	$4,594,167
Marketable securities	2,982,413	10,304,564
Accounts receivable, including receivables from related parties of $14,750 and $973,186 at September 30, 2001 and December 31, 2000, respectively, and net of allowance for doubtful accounts of $48,076 and $190,625 at September 30, 2001 and December 31, 2000, respectively (Note 5)	1,161,242	3,907,635
Prepaid expenses and other current assets	586,776	798,470
Total current assets	10,172,834	19,604,836
Fixed assets, net	4,248,914	5,841,621
Marketing and distribution rights, net	777,052	1,315,000
Other assets	323,910	205,150
Total assets	$15,522,710	$26,966,607

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation	$258,920	$281,085
Accounts payable	1,070,879	3,087,646
Accrued expenses	1,425,533	3,069,373
Customer deposits	93,766	208,999
Deferred revenue (Note 5)	5,755,768	6,492,100
Total current liabilities	8,604,866	13,139,203
Long-term portion of capital lease obligation	24,071	219,554
Total liabilities	8,628,937	13,358,757
Stockholders' equity:
Common stock, $.03 par value;
Authorized: 100,000,000 shares
Issued and outstanding: 6,014,676 shares at September 30, 2001 and 5,994,666 shares at December 31, 2000	180,440	179,840
Additional paid in capital	99,204,765	99,192,329
Accumulated deficit	(92,442,398)	(85,570,654)
Deferred compensation	(49,034)	(193,665)
Total stockholders' equity	6,893,773	13,607,850
Commitments and contingencies (Note 6)	-	-
Total liabilities and stockholders' equity	$15,522,710	$26,966,607

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Revenue, including revenue from related parties of $346,215 and $310,925 for the three months ended September 30, 2001 and 2000, respectively and $2,110,436 and $981,162 for the nine months ended September 30, 2001 and 2000, respectively	$1,931,777	$2,315,729	$7,312,356	$8,273,814
Costs and expenses:
Cost of revenue	707,360	1,055,300	2,333,385	3,516,226
Research and development	673,278	1,344,902	2,364,182	5,114,135
Sales and marketing	604,636	6,944,255	4,885,643	17,104,229
General and administrative	1,186,780	1,237,467	4,436,191	3,429,907
Marketing and distribution rights amortization	179,316	1,125,000	537,948	9,403,000
Total costs and expenses	3,351,370	11,706,924	14,557,349	38,567,497

Loss from operations	$(1,419,593)	$(9,391,195)	$(7,244,993)	$(30,293,683)

Charge for impaired investment	-	(3,487,219)	-	(3,487,219)
Unamortized debt discount write-off	-	-	-	(475,821)
Interest and other income, net	96,273	291,965	373,249	891,010
Net loss	(1,323,320)	(12,586,449)	(6,871,744)	(33,365,713)

Preferred stock dividends and accretion of preferred stock to redemption value	-	-	-	(106,186)
Net loss attributable to common stockholders	$(1,323,320)	$(12,586,449)	$(6,871,744)	$(33,471,899)

Basic and diluted net loss per share	$(0.22)	$(2.11)	$(1.14)	$(6.13)

Shares used in computing basic and diluted net loss per share	6,013,540	5,966,942	6,002,618	5,460,928

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2000
Cash flows from operating activities:
Net Loss	$(6,871,744)	$(33,365,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,652,400	13,319,332
Stock based compensation	113,816	259,785
Unamortized debt discount write-off	-	475,821
Charge for impaired investment		3,487,219
Revenue associated with equity instruments	-	(1,407,492)
Loss on sales of fixed assets	22,958	-
Other (net)	-	129,308
Changes in assets and liabilities:
Accounts receivable	2,746,393	(2,678,260)
Prepaid expenses and other current assets	211,694	(3,800,310)
Deferred offering costs	-	2,055,491
Other assets	(118,760)	(124,814)
Accounts payable	(2,016,767)	1,366,427
Accrued expenses	(1,643,840)	(139,534)
Customer deposits	(115,233)	1,572,201
Deferred revenue	(736,332)	1,738,981
Net cash used in operating activities	(5,755,415)	(17,111,558)

Cash flows from investing activities:
Purchase of marketable securities	(8,331,492)	(49,272,372)
Proceeds from sales and maturities of marketable securities	15,653,643	29,509,842
Purchases of fixed assets	(113,058)	(3,894,993)
Expenditures for capitalized software	(641,880)	(659,155)
Refund on purchase of fixed assets	247,735	-
Net cash provided by (used in) investing activities	6,814,948	(24,316,678)

Cash flows from financing activities:
Payment of capital lease obligation	(217,648)	(354,863)
Payment of long-term note payable	-	(2,000,000)
Payment of Series E preferred stock dividends	-	(465,358)
Proceeds from issuance of preferred and common stock, net of issuance costs	6,351	44,625,419
Net cash provided by (used in) financing activities	(211,297)	41,805,198

Net increase in cash and cash equivalents	848,236	376,962

Cash and cash equivalents, beginning of period	4,594,167	578,560

Cash and cash equivalents, end of period	$5,442,403	$955,522

Supplemental disclosure of cash flow information:
Cash paid for interest	$55,000	$139,000

         See Note 2 of Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Financial Condition

HealthGate Data Corp. (NASDAQ:HGAT) is a market-leading provider of healthcare information to health-related organizations.  HealthGate offers customers a comprehensive content repository of healthcare information.  HealthGate's authoritative content has been chosen by more than 600 hospitals in the United States to provide the capability to drive down costs through more effective research and treatment, regulatory compliance, and clinician and patient education.  The Company’s XML-based content can be delivered electronically to its customers or built into clinical software systems.

HealthGate is currently developing additional proprietary content including information that is tagged using the most popular medical coding vocabularies.  The Company anticipates marketing this content to healthcare institutions and related healthcare organizations for use in a variety of clinical systems.

Since 1999, HealthGate’s content has become part of operations in approximately 12 percent of all hospitals in the United States. Some of the most respected healthcare organizations in the world, such as Brigham and Women's Hospital, The Cleveland Clinic Health System, and HCA now utilize the data provided by HealthGate. The Company's content repository is supported by a technology infrastructure designed to enable HealthGate to rapidly develop products and services for additional markets such as pharmaceutical companies and payors (insurance companies, governments and self-insured organizations).

The Company’s consolidated financial statements have been presented on a basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.   At September 30, 2001, the Company had $8.4 million of cash, cash equivalents, and marketable securities and $1.6 million of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  For the nine months ended September 30, 2001, the Company incurred a net loss of $6.9 million, and negative cash flows from operations of $5.8 million.  Additionally as of September 30, 2001, the Company had an accumulated deficit of $92.4 million.

In the fourth quarter of 2000 and during 2001, the Company has taken numerous actions to substantially reduce operating cash outflows.  These actions included reducing the Company’s workforce in December 2000, terminating the Company’s agreement with NBC Internet, Inc. (“NBCi”), and amending or canceling several content arrangements.  Further, if the Company does not achieve its forecasted revenue levels in the near term, management is prepared to implement additional cost reductions.

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

The accompanying unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements included in HealthGate’s Form 10-K for the year ended December 31, 2000.  However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period.  Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.  Supplemental Disclosure of Non-Cash Financing Activities

HealthGate entered into capital leases for certain computer equipment totaling approximately $88,000 during the nine months ended September 30, 2000.

On January 1, 2000, the exercise price of a warrant issued to General Electric Company was adjusted pursuant to the terms of the warrant.  As a result, the fair value of the warrant increased by $1.2 million which was recorded as marketing and distribution rights.

In March 2001, HealthGate issued to NBCi a warrant to purchase 66,666 shares of HealthGate common stock at $0.5625 per share, the then current market price of HealthGate’s stock.  The Company ascribed a value of approximately $38,000 to the warrant.

3.   Net Loss Per Share and Reverse Stock Split

Net loss per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS” ) No. 128, “Earnings Per Share.”  Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options and warrants are anti-dilutive for all periods presented.

On June 28, 2001, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a three-for-one reverse stock split of the Company’s outstanding Common Stock.  The par value of the Company’s common stock was adjusted from $0.01 per share to $0.03 per share.  The reverse stock split was effective July 1, 2001 for holders of record on June 30, 2001.  All references to numbers of common shares and per share data have been adjusted to reflect the reverse stock split for all periods presented.

4.     Revenue Recognition

HealthGate derives revenue primarily from (1) services, including licensing access to its content repository, Web site development and hosting arrangements such as CHOICE Web sites, content syndication, activePress services and implementation and (2) online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. In November 2000, the Company chose to phase out its advertising, sponsorship and e-commerce operations in order to concentrate on its service-based businesses.  Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate’s authorized reseller, which generally ranges from one to three years.  For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee.  Payments made to customers under these guarantees are recorded as reductions of the related customer deposit.  The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement.  For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is recorded as expense upon signing the agreement.  For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller, and the Web site has been delivered.  Revenue is not recognized under any circumstances unless collectability is deemed probable.

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

On December 1, 2000 the rights and obligations of SelfCare were assumed by Development Specialists, Inc. (“DSI”).  HealthGate reached agreement with DSI in February 2001 to settle HealthGate’s litigation against SelfCare for a claim in the liquidation of $5.25 million and a release of all of SelfCare’s claims against HealthGate.  The Company is uncertain what amount, if any, it will ultimately realize on this settlement and has not recognized any amount related to the settlement in its financial statements.  The Company’s results of operations for the nine months ended September 30, 2000 included revenue of $1.7 million related to this agreement.  No revenue related to this agreement is included in the Company’s results of operations for the nine months ended September 30, 2001. The Company’s balance sheet at September 30, 2001 includes accounts receivable of $0.8 million and deferred revenue of $2.8 million relating to its relationship with SelfCare.  These amounts may be recorded as other income at the time the Company determines what amount, if any, will be realized on the liquidation of SelfCare.

6.     Commitments and Contingencies

HealthGate has entered into agreements to license content for its services from various unrelated third parties.  Future minimum license payments under these agreements as of September 30, 2001 totaled approximately  $1.1 million.

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

In June 2001, HealthGate negotiated to end its contract with NBCi.  In connection with this termination agreement HealthGate paid NBCi $0.8 million during the third quarter of 2001.  HealthGate’s results of operations for the nine months ended September 30, 2001 include a non-recurring charge of $1.1 million related to this contract termination.

NBCi is wholly owned by National Broadcasting Company, a subsidiary of General Electric Company.  NBCi and General Electric Company are each principal stockholders of HealthGate.

7.     Related Party Transactions

                Through the Company’s activePress service, HealthGate is the exclusive developer on the Web of a collection of approximately 320 full text journals for Blackwell Science.  The Company’s agreement with Blackwell Science, as amended, is scheduled to terminate in December 2001. Under this agreement, Blackwell is scheduled to pay HealthGate $1.3 million in fees in 2001.  HealthGate’s results of operations for the three and nine months ended September 30, 2001 include $0.3 million and $1.3 million of revenue relating to this agreement.   Blackwell Science is a principal stockholder of HealthGate.

                In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems, a principal stockholder of HealthGate.  In connection with this agreement, in June 1999, HealthGate issued a warrant to General Electric Company for the purchase of up to 396,600 shares of its common stock.  During the nine months ended September 30, 2000, the Company recorded amortization expense of $6.0 million related to this warrant.  For the three months ended September 30, 2000 and the three and nine months ended September 30, 2001, no expense was recorded because the value of the warrant  was fully amortized as of June 2000.

8.       Research and Development and Software Development Costs

Costs incurred in the research and development of HealthGate’s projects are expensed as incurred, except for certain software development costs.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use.  During the nine months ended September 30, 2001, development costs totaling $0.6 million were capitalized.  These costs will be amortized to cost of revenue on a straight-line basis over the estimated one-year life of the related software.

9.     Distribution Agreement

In June 1998, HealthGate entered into a distribution agreement with Data General Corporation (“DG”) pursuant to which DG would sell HealthGate’s products and services.  The agreement was subsequently amended and extended through September 2000.  After September 2000, DG was no longer selling HealthGate’s products, but was continuing to service the end-user agreements entered into under the agreement through their end term dates and continuing to collect commissions and earn guaranteed advertising as called for in the agreement, as amended.

During the third quarter of 2001, HealthGate entered into a Termination and Assignment Agreement (“Termination Agreement”) with EMC, Corp., the successor to DG (“DG/EMC”) effective as of May 31, 2001.  Under this Termination Agreement DG/EMC has assigned and HealthGate has assumed all of DG/EMC’s rights and obligations under the distribution agreement, as amended.  This includes the right to collect license fees, the right to retain commissions previously payable to DG/EMC and the right to interface directly with end users. HealthGate also assumed all responsibility for collecting the license fees and the obligation to pay any guaranteed advertising revenue due to end users.  Also under the Termination Agreement, HealthGate and DG/EMC agreed to settle all outstanding accounts receivable, accounts payable, and advertising guarantees owed between the two parties.  As a result of this settlement, HealthGate recorded other income of $42,000.

10.  Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  HealthGate will be required to adopt SFAS No. 142 on January 1, 2002.  HealthGate is currently assessing the impact, but does not expect that the adoption of SFAS 142 will have a material impact on its financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements.  These forward-looking statements reflect management’s current expectations, are based on many assumptions and are subject to certain risks and uncertainties.  Factors that might cause or contribute to such differences are described further below and in the periodic reports and registration statements HealthGate files from time to time with the Securities and Exchange Commission, including HealthGate’s most recent Form 10-K. Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this report on Form 10-Q.  HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

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

Since 1999, HealthGate’s content has become part of operations in approximately 12 percent of all hospitals in the United States. Some of the most respected healthcare organizations in the world, such as Brigham and Women's Hospital, The Cleveland Clinic Health System, and HCA now utilize the data provided by HealthGate. The Company's content repository is supported by a technology infrastructure designed to enable HealthGate to rapidly develop products and services for additional markets such as pharmaceutical companies and payors (insurance companies, governments and self-insured organizations).

HealthGate’s management believes it has developed a scalable and sustainable business model.  The Company’s limited operating history makes an evaluation of its business and prospects difficult.  Investors should not use the Company’s past results as a basis to predict future performance.  HealthGate has incurred net losses since inception and had an accumulated deficit of approximately $92.4 million as of September 30, 2001.  The Company plans to manage its expenses in line with its anticipated services revenue.  However, HealthGate cannot assure investors that it will achieve significant revenue or profitability or, if significant revenue or profitability is achieved, that the Company would be able to sustain them.

HealthGate distributes its content through affiliated Web sites such as the Company’s CHOICE Web sites for hospitals and other institutions, and other third party co-branded Web sites.  HealthGate offers both pre-packaged content such as the Company’s CHOICE product as well as content on an individual resource basis, where a customer can choose specific content elements.  During the first nine months of 2001, the Company has increased its percentage of proprietary content.  HealthGate believes that owning the content not only provides HealthGate with the flexibility to offer a greater range of services to its customers, but is also a substantial resource of the Company.

At September 30, 2001, the Company had $8.4 million of cash, cash equivalents and marketable securities and $1.6 million of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the nine months ended September 30, 2001 and 2000, the Company incurred net losses of $6.9 million and $33.4 million, respectively, and negative cash flows from operations of $5.8 million and $17.1 million, respectively.

In the fourth quarter of 2000 and during 2001, the Company took numerous actions to substantially reduce operating cash flows.  These actions included reducing the Company’s workforce in December 2000, terminating the Company’s agreement with NBC Internet, Inc. (“NBCi”), and amending or canceling several content arrangements.  Further, if the Company does not achieve its forecasted revenue levels in the near term, management is prepared to implement additional cost reductions.

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

Non-Cash Expenses

HealthGate recorded deferred compensation of $2.3 million in 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants.  The difference is recorded as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options, typically three years.  Of the total deferred compensation amount, approximately $37,000 and $63,000 was amortized during the three months ended September 30, 2001 and 2000, respectively and $114,000 and $260,000 was amortized during the nine months ended September 30, 2001 and 2000, respectively. The Company currently expects to amortize the remaining amounts of deferred compensation as of September 30, 2001 as follows:

October 1, 2001 – December 31, 2001	$37,000
January 1, 2002 – March 31, 2002	$12,000

In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems (“GE”), which was amended in December 1999.  Under the terms of this agreement, GE Medical Systems may sell HealthGate’s standard CHOICE Web site product and GE Medical Systems’ branded enhanced versions of HealthGate’s CHOICE Web site product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities.  In connection with this agreement, in June 1999, HealthGate issued a warrant to General Electric Company for the purchase of up to 396,600 shares of its common stock. For the three months and nine months ended September 30, 2001, and for the three months ended September 30, 2000, no amortization expense was recorded because the warrant was fully amortized as of June 2000.  During the nine months ended September 30, 2000, the Company recorded amortization expense of $6.0 million related to this warrant.

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

In the fourth quarter of 2000, as a result of then recent events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under SFAS 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.”  Based on this review, the Company determined that a write-down to the carrying value of the CIS Holdings warrant and the underlying marketing rights and reseller agreement was appropriate.  The Company’s results of operations for the year ended December 31, 2000 included a charge of $6.9 million relating to this impairment.   During the three months and nine months ended September 30, 2001, HealthGate recorded amortization expense of $0.2 million and $0.5 million, respectively, related to this warrant.  During the three months and nine months ended September 30, 2000, HealthGate recorded amortization of $1.1 million and $3.4 million, respectively, related to this warrant.

Distribution Agreement

In June 1998, HealthGate entered into a distribution agreement with Data General Corporation (“DG”) pursuant to which DG would sell HealthGate’s products and services.  The agreement was subsequently amended and extended through September 2000.  After September 2000, DG was no longer selling HealthGate’s products, but was continuing to service the end-user agreements entered into under the agreement through their end term dates and continuing to collect commissions and earn guaranteed advertising as called for in the agreement, as amended.

During the third quarter of 2001, HealthGate entered into a Termination and Assignment Agreement (“Termination Agreement”) with EMC, Corp., the successor to DG (“DG/EMC”) effective as of May 31, 2001.  Under this Termination Agreement DG/EMC has assigned and HealthGate has assumed all of DG/EMC’s rights and obligations under the distribution agreement, as amended.  This includes the right to collect license fees, the right to retain commissions previously payable to DG/EMC and the right to interface directly with end users. HealthGate also assumed all responsibility for collecting the license fees and the obligation to pay any guaranteed advertising revenue due to end users.  Also under the Termination Agreement, HealthGate and DG/EMC agreed to settle all outstanding accounts receivable, accounts payable, and advertising guarantees owed between the two parties.  As a result of this settlement, HealthGate recorded other income of $42,000.

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

On December 1, 2000 the rights and obligations of SelfCare were assumed by Development Specialists, Inc. (“DSI”).  HealthGate reached agreement with DSI in February 2001 to settle HealthGate’s litigation against SelfCare for a claim in the liquidation of $5.25 million and a release of all of SelfCare’s claims against HealthGate.  The Company is uncertain what amount, if any, it will ultimately realize on this settlement and has not recognized any amount related to the settlement in its financial statements.  The Company results of operations for the nine months ended September 30, 2000 include revenue of $1.7 million related to this agreement.  No revenue related to this agreement is included in the Company’s results of operations for the nine months ended September 30, 2001. The Company’s balance sheet at September 30, 2001 includes net deferred revenue of $2.0 million relating to its relationship with SelfCare.  This amount may be recorded as other income at the time the Company determines what amount, if any, will be realized on the liquidation of SelfCare.

Results of Operations

During the three months ended September 30, 2001, HealthGate experienced growth in its service business over the prior year and introduced new content offerings. In November 2000, the Company chose to phase out its advertising, sponsoring and e-commerce operations in order to concentrate on its service-based businesses.  Therefore, while comparisons are made below, in many instances meaningful conclusions cannot be drawn from them.

Comparison of the Three Months Ended September 30, 2001 with the Three Months Ended September  30, 2000

Revenue

Total revenue for the three months ended September 30, 2001 decreased by $0.4 million or 17% compared to the three months ended September 30, 2000. This decrease was primarily due to a decrease in advertising, sponsorship and e-commerce revenue resulting from the Company’s decision to phase out these offerings in the fourth quarter of 2000. The three months ended September 30, 2000 included $0.4 million of revenues from advertising, sponsorship and e-commerce operations.  During the third quarter of 2001, HealthGate had no significant revenues from these activities, and recorded a sales allowance relating to a final settlement on an expired advertising and sponsorship deal.

In November 2000, the Company made the decision to focus its efforts on its content sales and services offerings, consisting primarily of licensing access to its content repository.  Services revenue for the three months ended September 30, 2001 increased to approximately $2.0 million from $1.9 million for the three months ended September 30, 2000.  Services revenue also includes Web site development, implementation and hosting.

In March 2001, HealthGate and HCA amended their Co-Branded CHOICE Web Site Agreement.  The term of the amended agreement is from March 2001 to November 2002 and calls for HCA to pay license fees to HealthGate of approximately $1.4 million in both 2001 and 2002.  The amendment significantly reduced the content available on the customized HCA CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA’s option to terminate the Agreement on June 1, 2001.  Revenue relating to this agreement was $0.9 million and $0.4 million during the three months ended September 30, 2000 and September 30, 2001, respectively.

The three months ended September 30, 2001, included revenue of $0.4 million (22%) from one customer, HCA, and included related party revenue of $0.3 million (17%) from Blackwell Science and  $13,000 (1%) from GE. The three months ended September 30, 2000 included revenue of $0.9 million (38%) from HCA, and related party revenue of  $0.2 million (7%)  from Blackwell Science and $0.1 million (5%) from GE. HealthGate's agreement with Blackwell Science is scheduled to terminate in December 2001.

Costs and Expenses

Cost of Revenue.    Cost of revenue consists primarily of editorial costs to refresh existing proprietary content and build new proprietary content as well as royalties associated with licensed content, amortization of capitalized content related software projects, and related equipment and software costs.  Cost of revenue decreased to $0.7 million in the three months ended September 30, 2001 from $1.1 million in the three months ended September 30, 2000, due primarily to decreased royalty expenses for licensed content resulting from the re-negotiations of several of the Company’s content agreements, partially offset by increased depreciation from equipment purchases in 2000 to support the Company’s increased service offerings. As a percentage of total revenue, cost of revenue decreased from 46% for the three months ended September 30, 2000 to 35% for the three months ended September 30, 2001.

Research and Development.     Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company’s Web-based content enhancement initiatives. Research and development expenses decreased to $0.7 million for the three months ended September 30, 2001 from $1.3 million for the three months ended September 30, 2000, due primarily to savings in salaries and related costs for technical and development personnel and consultants resulting from cost containment measures taken in the fourth quarter of 2000.  During the three months ended September 30, 2001, software development costs totaling $0.2 million were capitalized.  These costs will be amortized over the estimated one-year life of the related software. During the three months ended September 30, 2000, software development costs totaling $0.7 million were capitalized.  These costs were amortized over the estimated one-year life of the related software beginning in the fourth quarter of 2000.

Sales and Marketing.     Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities.  Sales and marketing expenses decreased to $0.6 million in the three months ended September 30, 2001 from $6.9 million in the three months ended September 30, 2000.  This decrease was primarily due to expenses relating to the Company’s relationship with NBCi of $4.4 million for the three months ended September 30, 2000. No similar amounts were incurred in the three months ended September 30, 2001 as a result of the termination of the Company’s agreement with NBCi in June 2001.   This decrease was also due to savings in salaries and related costs and promotional activities resulting from cost containment measures taken in the fourth quarter of 2000 and in 2001.

General and Administrative.     General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs.  General and administrative expenses were $1.2 million in the three months ended September 30, 2001 and  $1.2 million in the three months ended September 30, 2000.  Increased costs related to the expansion of the Company’s corporate offices late in 2000 and to depreciation expense associated with a financial software package implemented in September 2000 were partially offset by lower consulting and professional fees for the quarter ended September 30, 2001.

Marketing and Distribution Rights Amortization.           Non-cash amortization expense of $0.2 million and $1.1 million was recorded in the three months ended September 30, 2001 and 2000, respectively, in connection with the warrant issued to CIS Holdings, Inc. in 1999.

Interest and Other Income, Net.   Interest and other income (net) includes interest income, interest expense, and other income.  Interest income for the three months ended September 30, 2001 was $67,000 compared to $0.3 million for the three months ended September 30, 2000.  The decrease is the result of lower invested cash balances and lower interest rates in the current period.  Interest expense for the three months ended September 30, 2001 was $15,000 compared to $34,000 for the three months ended September 30, 2000.  Other income, net for the three months ended September 30, 2001 was $44,000 compared to $8,000 for the three months ended September 30, 2000, due primarily to other income of $42,000 recognized in the current period related to the termination of a distribution agreement with DG/EMC.

Income Taxes.    HealthGate has incurred significant losses for all periods from inception through September 30, 2001.  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company’s lack of earnings history.

Comparison of the Nine Months Ended September 30, 2001 with the Nine Months Ended September 30, 2000

Revenue

Total revenue for the nine months ended September 30, 2001 was $7.3 million, compared to $8.3 million for the nine months ended September 30, 2000, a decrease of $1.0 million or 12%.  Advertising, sponsorship and e-commerce revenue decreased to $83,000 for the nine months ended September 30, 2001 from $2.9 million for the nine months ended September 30, 2000.  Of the decrease in advertising, sponsorship and e-commerce revenue, $1.7 million is related to suspension of revenue relating to the Company’s E-Commerce/Sponsorship Agreement with SelfCare (see “Medical Self Care” above), and the remainder of the decrease is the result of the Company’s decision in November 2000 to phase out its advertising, sponsorship and e-commerce service offerings.

In November 2000, the Company made the decision to focus its efforts on its service offerings, consisting primarily of licensing access to its content repository.  Services revenue for the nine months ended September 30, 2001 increased to $7.2 million from $5.4 million for the nine months ended September 30, 2000.  Services revenue also includes Web site development, implementation and hosting.

In March 2001, HealthGate and HCA amended their Co-Branded CHOICE Web Site Agreement.  The term of the amended agreement is from March 2001 to November 2002 and calls for HCA to pay license fees to HealthGate of approximately $1.4 million in both 2001 and 2002.  The amendment significantly reduced the content available on the customized HCA CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA’s option to terminate the Agreement on June 1, 2001.  In first nine months of 2001, HealthGate received approximately $0.6 million in license fees under the original agreement and $1.1 million under the amended agreement.  Annual license fees from this amended agreement are being recognized ratably over each annual period.

In the nine months ended September 30, 2001, revenue included $1.6 million (22%) from one customer, HCA, and related party revenue of $1.3 million (17%) from Blackwell Science and $0.9 million (12%) from GE.  The nine months ended September 30, 2000 included revenue of $2.6 million (32%) from HCA and $1.7 million (20%) from SelfCare.  The nine months ended September 30, 2000 included related party revenue of $0.6 million (7%) from Blackwell Science and $0.4 million (5%) from GE. HealthGate's agreement with Blackwell Science is scheduled to terminate in December 2001.

Costs and Expenses

Cost of Revenue.   Cost of revenue decreased to $2.3 million in the nine months ended September 30, 2001 from $3.5 million in the nine months ended September 30, 2000, due primarily to decreased royalty expenses for licensed content resulting from the re-negotiations of several of the Company’s content agreements, partially offset by increased depreciation from equipment purchases in 2000 to support the Company’s increased service offerings and increased amortization of capitalized software development costs for software placed in service during the fourth quarter of 2000.  As a percentage of total revenue, cost of revenue decreased from 42% for the nine months ended September 30, 2000 to 31% for the nine months ended September 30, 2001.

Research and Development.              Research and development expenses decreased to $2.4 million for the nine months ended September 30, 2001 from $5.1 million for the nine months ended September 30, 2000, due primarily to savings in salaries and related costs for technical and development personnel and consultants resulting from cost containment measures taken in the fourth quarter of 2000 and in 2001. During the nine months ended September 30, 2001, software development costs totaling $0.6 million were capitalized.  These costs will be amortized over the estimated one-year life of the related software.  During the nine months ended September 30, 2000, software development costs totaling $0.7 million were capitalized.  These costs were amortized into cost of revenue over the estimated one-year life of the related software beginning in the fourth quarter of 2000.

Sales and Marketing.         Sales and marketing expenses decreased to $4.9 million in the nine months ended September 30, 2001 from $17.1 million in the nine months ended September 30, 2000.  This decrease was primarily due to a reduction in expenses relating to the Company’s relationship with NBCi from $10.6 million for the nine months ended September 30, 2000 to $1.6 million for the nine months ended September 30, 2001, which included the $1.1 million non-recurring charge relating to the termination of the Company’s agreement with NBCi.  The decrease was also due to savings in salaries and related costs and promotional activities resulting from cost containment measures taken in the fourth quarter of 2000 and in 2001.

General and Administrative.             General and administrative expenses increased to $4.4 million in the nine months ended September 30, 2001 from $3.4 million in the nine months ended September 30, 2000. This increase was due primarily to increased costs related to the expansion of the Company’s corporate offices late in 2000 and to depreciation expense associated with a financial software package implemented in September 2000.

Marketing and Distribution Rights Amortization.            Non-cash amortization expense of $0.5 million and $3.4 million was recorded in the nine months ended September 30, 2001 and 2000, respectively, in connection with the warrant issued to CIS Holdings, Inc. in 1999.  For the nine months ended September 30, 2000, non-cash amortization of $6.0 million was recorded related to the warrant issued to General Electric Company in 1999.  This warrant was fully amortized in 2000.

Interest and Other Income, Net.           Interest income for nine months ended September 30, 2001 was $0.4 million compared to $1.1 million for the nine months ended September 30, 2000.  The decrease is the result of lower invested cash balances and lower interest rates in the current period.  Interest expense for the nine months ended September 30, 2001 was $55,000 compared to $0.6 million for the nine months ended September 30, 2000.  The decrease in interest expense is the result of HealthGate’s repayment of its long-term note payable in February 2000.  Current year interest expense relates to the interest portion of monthly lease payments.  Other income, net for the nine months ended September 30, 2001 was $49,000 compared to $21,000 for the nine months ended September 30, 2000, due primarily to other income of $42,000 recognized in the current period related to the termination of a distribution agreement with DG/EMC.

Income Taxes.       HealthGate has incurred significant losses for all periods from inception through September 30, 2001.  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company’s lack of earnings history.

Liquidity and Capital Resources

Since inception and prior to HealthGate’s January 2000 initial public offering and concurrent private sale of common stock, operations were primarily financed by the private placement of debt and equity securities.  In January 2000, HealthGate completed its initial public offering of common stock and a concurrent private placement of common stock and realized net proceeds of approximately $44.5 million.  Additionally, in connection with the conversion of then outstanding preferred stock, the Company paid cash for accrued dividends on Series E preferred stock totaling $0.5 million.  A portion of the net proceeds was used to repay a $2.0 million long-term note payable, which was secured by substantially all of the Company’s tangible and intangible assets.  As of September 30, 2001, HealthGate had approximately $8.4 million in cash and cash equivalents, and marketable securities.

For the nine months ended September 30, 2001, cash used in operating activities was $5.8 million.  The Company’s net loss of $6.9 million, adjusted for non-cash charges such as depreciation and amortization of  $2.7 million and non-cash stock-based compensation expense of $0.1 million, accounted for $4.1 million of the net operating cash usage.  During the nine months ended September 30, 2001, HealthGate’s net accounts receivable balance decreased, creating a net increase in operating cash of $2.7 million.  This decrease in net accounts receivable was primarily the result of increased collection efforts.   Decreases in accounts payable and accrued expenses resulted in a use of  $3.7 million of operating cash.  Payments were primarily for liabilities recorded at December 31, 2000.  Net changes in all other operating assets and liabilities resulted in a net decrease in operating cash of approximately $0.7 million for the nine months ended September 30, 2001.

For the nine months ended September 30, 2000, the cash used in operations was $17.1 million.  The Company’s net loss of $33.4 million, adjusted for depreciation and amortization of $13.3 million and other non-cash adjustments totaling $2.9 million accounted for a net use of operating cash of $17.2 million.   Increases in accounts receivable used $2.7 million of operating cash.  Prepaid expenses and other current net increased by $3.8 million during the nine months ended September 30, 2000 as a result of payments of fees due under the Company’s agreement with NBCi.  Also during the nine months, accounts payable increased by $1.4 million and deferred revenue increased by $1.7 million. Net changes in other operating assets and liabilities resulted in a net increase in operating cash of $3.5 million for the nine months ended September 30, 2000.

Net cash provided by investing activities for the nine months ended September 30, 2001 was $6.8 million.  Proceeds from the sale and maturity of marketable securities were $15.7 million and cash used to purchase marketable securities was $8.3 million.  Reimbursement on purchases of fixed assets provided $0.2 million of cash.  During the nine months ended September 30, 2001, the Company made $0.6 million of expenditures for capitalized software and $0.1 million for the purchase of fixed assets. For the nine months ended September 30, 2000, net cash used in investing activities primarily consisted of $19.8 million for net purchases of marketable securities, $3.9 million for the purchase of fixed assets and $0.7 million of expenditures for capitalized software.

Cash used in financing activities for the nine months ended September 30, 2001 consisted of $0.2 million to pay obligations under capital lease arrangements.  For the nine months ended September 30, 2000, cash provided by financing activities was $41.8 million, which consisted primarily of the net proceeds from HealthGate’s initial public offering and concurrent private placement in January 2000 of $44.5 million and $0.1 million of other proceeds from stock issuances.  The Company also used $2.0 million to repay a long-term note payable, $0.4 million to pay obligations under capital lease arrangements and $0.5 million to pay a preferred stock dividend.

At September 30, 2001, HealthGate had outstanding commitments under capital leases of $0.3 million and under operating leases for equipment and office space of $3.4 million.  In addition, future minimum payments under content license arrangements were approximately $1.1 million at September 30, 2001.

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

In June 2001, HealthGate negotiated to end its contract with NBCi.  This termination agreement calls for HealthGate to pay NBCi $0.8 million during the third quarter of 2001.  HealthGate’s results of operations for the nine months ended September 30, 2001 include a non-recurring change of $1.1 million related to this contract termination. NBCi is wholly owned by National Broadcasting Company, a subsidiary of General Electric Company.  NBCi and General Electric Company are each principal stockholders of HealthGate.

At September 30, 2001, the Company had $8.4 million of cash, cash equivalents and marketable securities and $1.6 million of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the nine months ended September 30, 2001 and 2000, the Company incurred net losses of $6.9 million and $33.4 million, respectively, and negative cash flows from operations of $5.8 million and $17.1 million, respectively.

In the fourth quarter of 2000 and during 2001, the Company took several actions to substantially reduce operating cash flows.  These actions included reducing the Company’s workforce in December 2000, terminating the Company’s agreement with NBCi and amending or canceling several content arrangements.  If the Company does not achieve its forecasted revenue levels in the near term, management is prepared to implement additional cost reductions.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  HealthGate will be required to adopt SFAS No. 142 on January 1, 2002.  HealthGate is currently assessing the impact, but does not expect that the adoption of SFAS 142 will have a material impact on its financial position or results of operations.

Risks Related to Our Business

HealthGate operates in a highly competitive and rapidly evolving electronic healthcare content industry.  The risks and uncertainties described below are some of those that HealthGate currently believes may affect the Company.

Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate’s long-term viability and its ability to achieve its intended business objectives.    At September 30, 2001, the Company had $8.4 million of cash, cash equivalents and marketable securities and $1.6 million of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the nine months ended September 30, 2001, the Company incurred a net loss of $6.9 million and negative cash flow from operations of $5.8 million.  The Company had an accumulated deficit of $92.4 million at September 30, 2001.

In the fourth quarter of 2000 and during 2001, the Company took several actions to substantially reduce operating cash flows.  These actions included reducing the Company’s workforce in December 2000, terminating the Company’s agreement with NBCi, and amending or canceling several content arrangements.  If the Company does not achieve its forecasted revenue levels in the near term, management is prepared to implement additional cost reductions.

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

The majority of HealthGate’s revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company’s business unless the Company finds other significant customers.  Historically, HealthGate has generated a substantial portion of its revenue from a few customers. For the nine months ended September 30, 2001, three customers, HCA (a HealthGate warrant holder), Blackwell Science (a stockholder) and GE (a stockholder and a warrant holder) accounted for 22%, 17%, and 12%, respectively, of the Company’s total revenue.

In March 2001, HealthGate and HCA amended the Co-Branded CHOICE Web Site Agreement.  The original agreement provided for annual license fees of $3.5 million to be paid by HCA to HealthGate.  The amendment significantly reduces the content that will be made available on the customized HCA CHOICE Web sites, increases the maximum number of hospitals covered to 330 and eliminated HCA’s option to terminate the Agreement on June 1, 2001.  The amended agreement provides for HCA to pay annual license fees of $1.7 million to HealthGate. HealthGate expects to continue to generate a substantial portion of its revenue in the near future from HCA.

HealthGate’s agreement with GE, as amended, runs through June 2002.  Revenues derived under this agreement for the three months ended September 30, 2001 were $13,000 compared to approximately $0.4 million during each of the first two quarters of 2001.   Additionally, HealthGate’s agreement with Blackwell Science is scheduled to terminate on December 31, 2001 and HealthGate does not expect the agreement to be renewed.  Therefore, HealthGate does not expect to derive any significant revenue from Blackwell Science in 2002.    The loss of HCA as a customer or HealthGate’s failure to obtain other significant customers and sources of revenues to replace the revenue derived from Blackwell Science and GE could adversely affect the Company’s business.

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

HealthGate’s services business is expanding and the Company’s business prospects may suffer if it is not able to effectively manage the growth of its operations and successfully retain key personnel.  Since HealthGate began its business in 1994, the Company has significantly expanded its operations over a short period of time. HealthGate has grown from three employees at the end of 1994 to 65 employees as of September 30, 2001. HealthGate’s future success depends on the Company’s ability to retain, train, motivate, identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. Competition for highly skilled personnel is intense. In particular, skilled technical employees are highly sought after in the Boston area, and the Company cannot guarantee that it will be able to retain or attract these employees.

HealthGate’s ability to develop and implement its Project Intellect strategic initiative will affect the Company’s long-term success. HealthGate has undertaken a project to assign multiple medical indexing vocabularies, such as ICD-9-CM and CPT-4, to selected content assets in the Company’s hosted repository.  The Company believes that the success of this initiative will strengthen its position in the marketplace by allowing HealthGate to interface with a wide range of clinical and administrative applications, such as scheduling tools, electronic medical records, laboratory results and pharmaceutical systems, and open up additional markets such as insurance companies, managed care and pharmaceutical companies. There can be no assurance that the Company will be able to successfully develop the software and tools necessary to efficiently add the vocabularies to its content repository nor can it be assumed that HealthGate can effectively market this new initiative beyond its current customer market.  If HealthGate is unsuccessful at either, then the future success of the Company may be affected.

HealthGate faces intense competition in licensing the Company’s electronic healthcare information products and services and may not be able to compete effectively.  The market for healthcare content products and services provided electronically is relatively new, intensely competitive and rapidly changing. With only moderate barriers to entry in a rapidly evolving industry, there are now thousands of content providers offering users healthcare content, products and services, and the Company expects that competition will continue to grow. HealthGate competes, directly and indirectly, for customers, consumers, content and service providers, and acquisition candidates with other electronic healthcare content companies.  Some of the Company’s competitors may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services, longer operating histories, greater brand recognition and larger customer bases.

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

In March 1999, HealthGate entered into an Internet Data Center Services Agreement with Exodus Communications, Inc. to house all of the Company’s central computer facility servers at Exodus’s Internet Data Center in Waltham, Massachusetts. HealthGate does not presently maintain fully redundant systems at separate locations, so the Company’s operations depend on Exodus’s ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers, Exodus does not guarantee that HealthGate’s Internet access will be uninterrupted, error-free or secure. In September 2001, Exodus filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Exodus has publicly announced that during the bankruptcy proceedings it intends to focus on operating its business and serving its customers while it develops a plan of reorganization to provide a suitable capital structure for long-term growth.  HealthGate may need to engage a different central computer facility in the event that Exodus does not continue to provide satisfactory services to HealthGate.  HealthGate cannot accurately predict the additional expenses or other costs involved if HealthGate replaces Exodus as a service provider.

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

Failure to regain compliance with the listing requirements for Nasdaq could result in the Company’s stock being delisted which may adversely affect the market price of HealthGate’s stock in a manner unrelated to the Company’s performance. On December 8, 2000, HealthGate was notified by Nasdaq that it was no longer in compliance with certain listing requirements of the National Market and that failure to correct these conditions on or before March 8, 2001, could result in the delisting of the Company’s stock.  On March 8, 2001, the Company was notified by Nasdaq of its intention to delist the Company’s stock.  The Company was granted a hearing on April 26, 2001. At various times and for varying periods after the April 26 hearing, HealthGate has been in compliance and out of compliance with both the $5.0 million market value of public float and $1.00 minimum bid requirements of the Nasdaq National Market. As of September 30, 2001, HealthGate was not in compliance with Nasdaq’s minimum bid price and market value of public float requirements.   In October 2001, in connection with Nasdaq’s moratorium on minimum bid price and market value of public float requirements, Nasdaq advised HealthGate that the Nasdaq Listing Qualifications Panel has determined to continue the listing of HealthGate’s common stock on the Nasdaq National Market.  Pursuant to Nasdaq’s moratorium, the minimum bid price and market value of public float requirements will be suspended until January 2, 2002.  Thereafter, HealthGate will be considered non-compliant only if it fails to satisfy the applicable standard for 30 consecutive trading days.  Nasdaq will then allow HealthGate an additional 90-calendar day grace period in which to regain compliance.  The Company cannot predict what effect a delisting would have on the market price of the Company’s stock.

HealthGate’s business may be adversely affected if the Company is not able to effectively protect its intellectual property rights.  HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company’s “HealthGate,” “HealthGate Data,” “CHOICE,” “MedGate,” “ReADER,” “activePress,” and its HealthGate logo trademarks in the United States. Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate’s proprietary rights to the same extent, as do the laws of the United States.

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

Tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and HealthGate.  Tax authorities on the federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject HealthGate to additional state sales, income and other taxes.  The federal law that placed a temporary moratorium on certain types of taxation on Internet commerce was scheduled to expire in October 2001.  HealthGate cannot predict the effect of current attempts at taxing or regulating commerce over the Internet.  It is also possible that the governments of other states and foreign countries also might attempt to regulate HealthGate’s transmission of content. Any new legislation, regulation or application or interpretation of existing laws would likely increase HealthGate’s cost of doing business and may adversely affect its results of operations and the market price of the Company’s common stock.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters.  HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments.  To minimize this risk, HealthGate maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds.  In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate.  In addition, HealthGate invests in relatively short-term securities.  HealthGate does not use derivative financial instruments in its investment portfolio.  HealthGate limits its default risk by purchasing only investment grade securities.  As of September 30, 2001, all of HealthGate’s investments were in money market funds and interest bearing investment grade securities with an average maturity of less than 6 months.  Cash, cash equivalents, and marketable securities were approximately $8.4 million at September 30, 2001.

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

The funds from the initial public offering have been the principal source of liquidity for HealthGate during the nine months ended September 30, 2001 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report.  Other proceeds from the offering have been invested in interest bearing, investment grade securities.

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

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2001, HealthGate sold the following securities in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) or Rule 701 promulgated under Regulation S-K described below.

On July 12, 2001 HealthGate issued and sold 7,932 shares of its common stock for an aggregate consideration of $237.96 in cash to a former director who exercised an outstanding stock option.

On July 12, 2001 HealthGate issued and sold 932 shares of its common stock for an aggregate consideration of $27.96 in cash to a former director who exercised an outstanding stock option.

Item 6.                    Exhibits and Reports on Form 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by HealthGate during the three months ended

September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.

Dated:	November 9, 2001	By:	/s/ William S. Reece
William S. Reece Chairman of the Board of Directors and Chief Executive Officer

Dated:	November 9, 2001	By:	/s/ Veronica Zsolcsak
Veronica Zsolcsak Chief Financial Officer (Principal Financial Officer)