Form 10-K
period 2001-12-31
HEALTHGATE DATA CORP
filed 2002-03-25
CIK 1081630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-28701

HealthGate Data Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3220927 (IRS Employer Identification No.)
25 Corporate Drive, Suite 310, Burlington, Massachusetts (Address of principal executive offices)	01803 (Zip Code)

Registrant's telephone number, including area code: (781) 685-4000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.03 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ☒

        The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of March 18, 2002 was approximately $1.7 million (based on the last sale price of the registrant's common stock on the Nasdaq National market on that date)

        The number of shares outstanding of the registrant's common stock as of March 18, 2002 was 6,014,676.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 2002 Annual Meeting of Shareholders is incorporated by reference into Part III.

Forward-Looking Statements

        This Annual Report on Form 10-K contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward-looking statements reflect management's current expectations, are based on many assumptions and are subject to certain risks and uncertainties, including among other things, HealthGate's ability to generate sufficient revenues; HealthGate's ability to sell it products and services; HealthGate's ability to maintain a listing on Nasdaq; HealthGate's ability to develop and implement its Project Intellect™ strategic initiative; reliance on significant customers; unpredictability of quarter-to-quarter results; competition; reliance on content providers; computer systems and software; and HealthGate's ability to attract and retain key personnel. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the sections "Business—Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Investors should carefully review the risks described in the other documents the Company files from time to time with the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this Report on Form 10-K. HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

PART I

ITEM 1. Business

  Overview

        HealthGate Data Corp. ("HealthGate" or the "Company") is a market-leading provider and electronic publisher of healthcare information. HealthGate offers customers a comprehensive content repository of healthcare information. HealthGate's authoritative content has been chosen by more than 600 hospitals in the United States to provide the capability to drive down costs through clinician and patient education, more effective research, improved treatment and regulatory compliance. The Company's XML-based content can be delivered electronically to its customers or built into clinical software systems.

        HealthGate currently generates revenue from licensing content on an individual resource basis and on a pre-packaged basis. During 2001, HealthGate began licensing portions of its content on an individual resource basis to customers that preferred to choose specific content elements. HealthGate's CHOICE Web site products consist of content and related services on a pre-packaged basis.

        HealthGate is currently developing additional proprietary content. At December 31, 2001, 54% of the Company's content resources were proprietary to HealthGate. This content includes information that will be tagged using the most popular medical coding vocabularies, including ICD-9-CM and SNOMED. The Company anticipates marketing this content to healthcare institutions and related healthcare organizations for use in a variety of clinical systems.

        HealthGate was incorporated under the laws of the State of Delaware in 1994.

        HealthGate has registered the trademarks "HealthGate," "HealthGate Data", "CHOICE," "MedGate," "ReADER," "activePress" and the HealthGate logo in the United States. On February 12, 2002, HealthGate acquired the U.S. registered trademark "The Natural Pharmacist" and the application for the trademark "TNP.com" in the United States. All other trademarks, service marks or trade names referred to in this Report are the property of their respective owners.

HealthGate's Products and Services

HealthCare Content

        During 2001, HealthGate focused its business on being a provider and electronic publisher of healthcare content. HealthGate currently provides content in two different ways, (1) individual resource and (2) pre-packaged content, including CHOICE products and services. HealthGate is also developing the Project Intellect strategic initiative, which the Company expects to start offering to customers in 2002.

        Individual Resource.    Licensing content from HealthGate on an individual resource basis allows HealthGate's customers to select only those content resources and databases that are desired for that customer's purposes or constituency. For example, a hospital whose primary clientele is children may select resources focusing on pediatric content.

        Pre-Packaged Content.    Licensing pre-packaged content, such as HealthGate's CHOICE products and services, offers clients a generalized selection of HealthGate's more popular content resources. These packages include hosting and Web development services.

        Both individual resource and pre-packaged content are marketed to hospitals, pharmaceutical companies, payors and other healthcare companies, and delivered over the Internet with the content being hosted on HealthGate's servers.

        HealthGate's content is customized and delivered so that it appears as a seamless component of the client's existing application. HealthGate has developed a number of templates from which it is able to conform the design with the enterprise's own application. Using a standard format for the content and developing flexible templates has made it possible for HealthGate to generally deliver content to a client in one to two business days of signing an agreement.

        Project Intellect.    In 2000, HealthGate began the Project Intellect strategic initiative, which is designed to enable select content assets in the Company's hosted repository to be integrated into a wide range of clinical and administrative applications. By enhancing its content with additional medical vocabularies, such as ICD-9-CM and SNOMED codes, HealthGate plans to be able to link or associate its content directly with existing healthcare applications, services and information. This would have applicability in areas such as appointment scheduling, billing and reimbursement inquiries, delivery of clinical results and receipt of prescriptions. The Company believes that Project Intellect products and services will strengthen HealthGate's existing business and grow the Company's business as a provider to healthcare suppliers. In December 2001, HealthGate entered into a beta agreement for Project Intellect with HCA—Information Technology & Services, Inc. ("HCA-Information"), formerly known as Columbia Information Systems, Inc., a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation.

        The Company believes it offers healthcare professionals, patients and consumers one of the most reliable, objective, comprehensive and up-to-date collections of health and medical information available. HealthGate's content totals more than 30 distinct content resources, such as eleven Healthy Living Centers, Conditions and Concerns, Journal Notes and RXChecker. These content resources are compiled by HealthGate from a multitude of sources. The Company's content libraries are updated regularly with the latest available health and medical information, on a daily, weekly or monthly basis, or as appropriate. These content libraries are segmented into appropriate collections to facilitate access for professionals, patients and consumers.

        HealthGate currently builds its online content repository in three ways: (1) developing proprietary in-house content; (2) acquiring copyrights to content from third parties and adding value by further revising the content in-house; and (3) licensing content from healthcare and medical information providers.

HealthGate Proprietary Content (including acquired content)

        This category currently includes the following content:

        Healthy Living Centers.    Healthy Living Centers feature magazine-style articles on health topics that affect people throughout the life cycle. These eleven electronic consumer health centers are:

  •
  Aging & Health

  •
  Sports & Fitness

  •
  Food & Nutrition

  •
  Men's Health

  •
  Mental Health

  •
  Kids' & Teens' Health

  •
  Medications

  •
  Sexuality & Health

  •
  Travel & Health

  •
  Women's Health

  •
  Alternative Health

        The Natural Pharmacist ("TNP").    TNP is a comprehensive evidence-based collection of alternative and natural health content for both consumers and healthcare professionals. TNP relies on well-documented research, based on the latest clinical and research studies, to provide information that is trustworthy and reliable. A key feature differentiating TNP from other natural health content providers is its comprehensive information on herbal and traditional drug interactions.

        Diagnostic and Surgical Procedures ("DSP").    DSP includes 700-word fact sheets that describe approximately 150 of the most the most frequently performed surgical tests and procedures in the United States, as determined by the Agency for Healthcare Research and Quality. This content covers topics ranging from abdominal surgery to ultrasound and is written with a reading level of grade 8 or lower according to the Flesch-Kincaid Grade Level score. These fact sheets are reviewed quarterly, dated and referenced. During 2001, the Company introduced Spanish versions of many of these fact sheets. HealthGate plans to have the entire collection available in Spanish and English by the end of 2002.

        Diseases, Conditions and Injuries ("DCI").    DCI includes 700-word fact sheets that describe more than 450 common diseases, conditions and injuries. This content covers topics ranging from acne to wrist sprains with a reading level of grade 8 or lower according to the Flesch-Kincaid Grade Level score. These fact sheets are reviewed quarterly, dated and referenced. During 2001, the Company introduced Spanish versions of many of these fact sheets. HealthGate plans to have the entire collection available in Spanish and English by the end of 2002.

        Consumer Health Guides.    These guides are collections of fact sheets related to conditions and procedures specific to one topic or population. Categories include: women, men, parents, seniors, sports and fitness, mental health and sexuality. HealthGate also offers a guide in Spanish.

        Conditions and Concerns.    This content resource includes information on more than 400 topic areas ranging from allergies to weight management. Additionally 50 "super centers" include relevant information from a variety of health resources, including government agencies, clinical practice guidelines and support groups.

        Anatomy Explorer and Condition Explorer.    The Anatomy Explorer allows for interactive exploration of the body by system. The Condition Explorer links to appropriate fact sheets from other proprietary resources.

        Health Living Calculators.    This content resource consists of four interactive tools designed to help consumers assess body mass index, waist to hip ratio, calories burned and an activities calculator.

        Journal Notes.    This content resource includes articles written for the consumer explaining the latest break-through research as published in a broad array of international medical journals.

        Content in the HealthGate repository is written by health and medical professionals who are physicians, dentists, nurses, nurse practitioners, registered dietitians or certified athletic trainers or written by experienced medical journalists. All HealthGate writers must meet the rigorous qualifications set by the HealthGate editorial department. HealthGate's evidence-based health information reflects national clinical practice guidelines and undergoes a detailed, multi-layered review before it reaches customers. New content undergoes an initial review by HealthGate's editorial staff and is then sent on for medical review. HealthGate's medical review board is comprised of physicians affiliated with pre-eminent academic institutions such as Harvard University School of Medicine, Boston University School of Medicine, Massachusetts General Hospital, Dana Farber Cancer Institute and the Tufts University School of Medicine. Content is reviewed based on reviewers' individual medical specialties. In addition, existing content is reviewed by the HealthGate editorial staff on a scheduled basis and is sent out for appropriate medical or professional review.

Licensed Content

        This category includes well-known, independent and authoritative health and medical content licensed by HealthGate for distribution to its customers. This content is typically peer-reviewed and many of the Company's licensed content sources are recognized by healthcare professionals and academia for their high quality. Content in this category includes the following types of information and representative sources:

  •
  Patient education and consumer health materials, such as 411 Cancer from Cancer Consultants; the Merriam Webster Medical Dictionary; the USP DI from Micromedex; and the WellMed Personal Health Manager.

  •
  News products, including Reuter Health eLine and NewsRX.

  •
  Bibliographic databases, such as MEDLINE, produced by the National Library of Medicine and CANCERLIT, produced by the National Cancer Institute.

        All licensed content must meet certain criteria prior to being added to HealthGate's content repository, including the evaluation of the content provider's own review process, comparison with comparable sources and the frequency of updates.

Other Products and Services

        In order to focus on being a provider and electronic publisher of healthcare information, HealthGate chose to phase out some of the other products and services that it had previously offered. These former products and services included: (1) use of the HealthGate Web site as a consumer portal; (2) advertising and sponsorship; (3) the NBCi Web portal alliance and (4) activePress service for publishers.

The www.healthgate.com Web Site

        In order to concentrate on its content sales and service offerings, HealthGate chose to phase out access to healthcare content from its public web site, located at www.healthgate.com in November 2000.

The www.healthgate.com site now offers information about the Company's various products and services.

Advertising and Sponsorship

        In order to concentrate on its content sales and service offerings, HealthGate chose to phase out its advertising, sponsorship and e-commerce products in November 2000.

NBCi Web Portal Alliance

        During 2000 and 2001, the Company provided access to selected portions of its content libraries to users of NBC Internet Inc.'s ("NBCi") Web portal site, www.nbci.com. Beginning in March 2000, HealthGate was the anchor tenant, or most prominent provider of healthcare information, for certain areas of NBCi's Health Channel on the Web portal site. In June 2001, HealthGate negotiated an end to its contract with NBCi. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

activePress Service for Publishers

        HealthGate's activePress service, which was launched in 1998, offered a full service Web-based solution to publishers and other parties that wanted to offer Web-based access to print materials or databases. The Company converted and offered online approximately 300 peer reviewed journal titles covered by the initial agreement with Blackwell Science. As part of this service, HealthGate made these journals available to Blackwell Science's individual and institutional subscribers through the www.blackwell-synergy.com Web site, developed and hosted by HealthGate. This hosting service included storing, maintaining and updating all converted journals on HealthGate's computer system, providing links between these journals and other relevant databases, providing secure transaction processing through the Web site and managing advertising and sponsorship for the Web site. In addition to the revenue derived from the development and hosting of the www.blackwell-synergy.com Web site, HealthGate had the right to syndicate these journals to its other customers and share in fees for each online subscriber to a Blackwell journal as well as transactional fees for each Blackwell journal article purchased with Blackwell Science. HealthGate's agreement with Blackwell Science terminated in January 2002. HealthGate no longer provides activePress services for publishers.

Sales and Marketing

        HealthGate primarily sells its products and services through its own direct sales force. The direct sales force is divided into five direct sales regions for hospital, payor and other, non-hospital sales. Each region is assigned a direct sales representative. The sales group is supported by an account management group, that is responsible for facilitating the entire sales process, identifying leads through telemarketing and supporting customers. The account management group's support functions include customer service, serving as technical contact for the client, maintenance of customer and prospect databases, online demonstration sessions, preparation of presentations and proposals and development of relationships with current and future clients.

        Although substantially all of HealthGate's revenues are generated by its own sales force, HealthGate has utilized resellers and distributors for its products and services. In June 1999, HealthGate entered into a development agreement with GE Medical Systems ("GEMS") pursuant to which GEMS is able to sell the CHOICE products and GEMS branded enhanced versions of the CHOICE product through its sales force and into its customer base of hospitals and other patient care facilities. In November 1999, HealthGate entered into a three-year marketing and reseller agreement with HCA-Information. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customer Service

        HealthGate is committed to providing a high level of service and support to its customers and users through an account management group. The Company believes that customer service is important to its ability to attract and retain customers and users.

        Each customer works with a specific contact within HealthGate's account management group. The account manager is responsible for assisting the customer in integrating content licensed from HealthGate into the customer's site. After successful integration, the account manager assists the customer with all day-to-day issues involving content licensed from HealthGate. The account manager regularly contacts customers to answer questions, report on outstanding issues and provide updates on the availability of new content and services. The account manager also serves as the customer's technical contact within the Company.

        Depending on the contractual relationship with the customer, account management may answer questions posed by users on the customer's web site via e-mail or via a toll-free number. In addition to e-mail and a telephone support number, online help screens are available to assist users when they access HealthGate's content.

Technology

        The Company's technology consists of internally developed and commercially available software programs. All of HealthGate's hosted products are hosted at a remote data center using Intel-based computers running Microsoft Windows 2000 server products. The software architecture makes extensive use of Active Server Pages, component technology, Extensible Markup Language ("XML"), Extensible Style Language ("XSL") and relational databases. Scalability and stability of the platform is achieved through load-balancing and redundancy of servers. In addition, the software architecture uses a data-driven approach to provide extensive configuration and flexibility in the products.

        There are three specific areas of development that contribute to the Company's products: (1) Content Normalization, (2) Content Enhancement, and (3) Content Delivery.

  Content Normalization

        The Content Normalization module converts original content, regardless of format supplied by the content provider, into a single, consistent XML format. XML is a markup language used to identify structures and their roles within a document. For example, words within a document are classified as structures. The specific words in the document's footnotes are indicative of the role these words, or structures, have in the document. Meta-information, or information describing the content supplied by the provider, is retained. The use of XML in the content normalization module enables us to offer, through Content Delivery, multiple product offerings with different features, while using the same content from the same repository.

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

        Content may also be indexed using standard medical vocabularies and coding systems that are in widespread use throughout the nation's healthcare system such as ICD-9-CM and SNOMED. By using standard vocabularies content can be associated with very exact, meaningful concepts related to healthcare. This allows users to request only the specific content that relates to the desired medical concept.

  Content Delivery

        The dynamic formatting module allows for active layout of content for presentation to the user. Formatting can be based upon specific information, such as the type of content the user is viewing, the customer Web site and access point. The utilization of XSL allows for quick and efficient formatting modifications. For example, XSL converts or transforms information stored in XML into other data formats, such as Hypertext Markup Language (HTML), used to construct most Web pages. This module gives us the option of having multiple product offerings with different features, while using the same content from the same repository.

Competition

        The market for Internet services and products is relatively new, intensely competitive and rapidly changing. With no substantial barriers to entry, over 15,000 Web sites presently offer users healthcare content and products and services, and the Company expects that competition will continue to grow. HealthGate competes, directly and indirectly, for subscribers, consumers, content and service providers and acquisition candidates with a variety of companies. Presently, our competitors include the following types of companies:

  •
  Web-native companies targeting the healthcare industry such as LaurusHealth and WellMed;

  •
  Health and medical print and electronic publishers targeting the healthcare enterprise such as StayWell, Healthwise, Health Ink & Vitality, and A.D.A.M.;

  •
  Healthcare consulting and Web development firms such as Greystone.net and Concept Communications; and

  •
  Large healthcare information system (HIS) vendors such as McKessonHBOC and Cerner Corp.

        Some of HealthGate's competitors may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services; longer operating histories; greater brand recognition; and larger customer bases.

        The Company believes that the principal competitive factors in its target markets are comprehensiveness of content, integration with existing technologies, pricing, performance, ease of use, features and quality of support. See "—Risk Factors—HealthGate faces intense competition in providing its Internet-based healthcare information products and services and it may not be able to compete effectively," below.

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

        It may take years to determine the extent to which existing laws related to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet and for new laws to be adopted. Any new laws or regulations relating to the Internet, or the application or interpretation of existing laws, could slow the growth in the use of the Internet, decrease demand for HealthGate's products and services or otherwise materially adversely affect the Company's business. See "—Risk Factors," below.

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

        HealthGate licenses a significant portion of its content from third parties. Under most of these license agreements, the licensor has agreed to defend and indemnify HealthGate for losses with respect to third-party claims that the licensed content infringes third-party proprietary rights. HealthGate cannot assure investors that these provisions will be adequate to protect the Company from infringement claims.

        HealthGate also relies on a variety of technologies that are licensed from third parties, including database and Internet server software, which is used for HealthGate's Web sites to perform key functions. These third-party licenses may not be available on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements, interactive tools and other features until equivalent technology can be licensed or developed. See "—Risk Factors—HealthGate's business may suffer if it is not able to effectively protect its intellectual property rights," below.

Employees

        As of December 31, 2001, HealthGate had a total of 53 full-time employees. Of these employees 24 serve in research and development, 18 in administration and 11 serve in sales and marketing. The completion of certain development projects and productivity improvements enabled the Company to reduce certain members of its support and development staff in January 2002. After the reduction in force, the Company has approximately 45 full-time employees. None of HealthGate's employees is represented by a labor union. The Company considers its relationship with its employees to be good.

Risk Factors

        HealthGate's business involves significant risks and uncertainties. HealthGate operates in a highly competitive and rapidly evolving Internet industry. The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

        Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate's long-term viability and its ability to achieve its intended business objectives.    At December 31, 2001, the Company had $8,589,000 of cash and cash equivalents and $2,661,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2001, the Company incurred a net loss of $8,160,000 and negative cash flow from operations of $5,380,000. The Company had an accumulated deficit of $93,731,000 at December 31, 2001.

        In the fourth quarter of 2000 and throughout 2001, HealthGate took numerous actions to substantially reduce operating cash outflows. These actions included workforce reductions, terminating the Company's agreement with NBCi and amending or canceling several content arrangements. Many of these cost savings were made possible through process improvements, development of additional proprietary content and focusing on content sales and services. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

        Based on the Company's current forecasted cash flows and its cash and marketable securities on hand, the Company expects to have sufficient cash to finance its operations for at least the next twelve months. The Company's future beyond the next twelve months is dependent on its ability to maintain break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

        The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of existing and new content service offerings, and continued cost containment. The Company currently anticipates its cash resources will be sufficient to meet the presently anticipated working capital, capital expenditures and business expansion requirements for at least the next twelve months. However, the Company may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to the Company, or at all.

        The success of the Company's business will depend on HealthGate's ability to sell its content products and services.    HealthGate's products and services include licensing content on both an individual resource basis and on a pre-packaged basis. HealthGate licenses access to portions of its content on an individual content resource basis to customers that preferred to choose specific content resources. HealthGate sells its CHOICE Web site products consisting of content and related services on a pre-packaged basis.

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

        Failure to regain compliance with the listing requirements for Nasdaq could result in the Company's stock being delisted which may adversely affect the market price of HealthGate's stock in a manner unrelated to the Company's performance.    HealthGate's common stock is presently listed on the Nasdaq National Market. Beginning in 2000 there have been periods of time during which HealthGate has been out of compliance with one or both of the $5.0 million market value of public float and $1.00 minimum bid requirements of the Nasdaq National Market. HealthGate has been out of compliance with both listing requirements since August 2001. In December 2000, HealthGate was notified by Nasdaq that it was not in compliance with these listing requirements. HealthGate was granted a hearing on April 26, 2001 and while the final determination of hearing was pending, HealthGate's common stock remained listed on the Nasdaq National Market. In connection with Nasdaq's October 2001 suspension of minimum bid price and market value of public float requirements until January 2, 2002, the Nasdaq Listing Qualifications Panel determined to continue the listing of HealthGate's common stock on the Nasdaq National Market. On February 14, 2002, HealthGate was notified by Nasdaq that it was not in compliance with both the $5.0 million market value of public float and $1.00 minimum bid requirements of the Nasdaq National Market. Nasdaq is allowing HealthGate through May 15, 2002 to regain compliance. If HealthGate is not in compliance with Nasdaq National Market listing requirements on that date, Nasdaq staff may notify HealthGate of a determination to delist the stock. If an initial delisting decision is made by the staff, HealthGate may appeal the decision as permitted by Nasdaq rules. Nasdaq also stated that HealthGate may apply to transfer its securities to the Nasdaq SmallCap Market before May 15, 2002 for which there is a $1.0 million market value of public float requirement and a grace period through August 13, 2002 to comply with the Nasdaq SmallCap Market's $1.00 minimum bid price requirement. The Company cannot predict whether it will regain compliance with Nasdaq National Market listing requirements, whether it will be listed on the Nasdaq SmallCap Market and be able to remain listed on the Nasdaq SmallCap Market, or what effect a delisting from the Nasdaq National Market or the Nasdaq SmallCap Market would have on the market price of the Company's stock.

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

        HealthGate's ability to develop and implement its Project Intellect strategic initiative will affect the Company's long-term success.    HealthGate has undertaken a project to assign multiple medical indexing vocabularies, such as ICD-9-CM and SNOMED, to selected content assets in the Company's hosted repository. The Company believes that the success of this initiative will strengthen its position in the marketplace by allowing HealthGate to interface with a wide range of clinical and administrative applications, such as scheduling tools, electronic medical records, laboratory results and pharmaceutical systems, and open up additional markets such as insurance companies, managed care and pharmaceutical companies. There can be no assurance that the Company will be able to successfully develop the software and tools necessary to efficiently add the vocabularies to its content repository nor can it be assumed that HealthGate can effectively market this new initiative beyond its current customer market. If HealthGate is unsuccessful at either, then the future success of the Company may be affected.

        A significant portion of HealthGate's revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company's business unless the Company finds other significant customers.    Historically, HealthGate has generated a substantial portion of its revenue from a few customers. For the year ended December 31, 2001, three customers, HCA-Information (an affiliate of a HealthGate warrant holder), Blackwell Science (a stockholder), and GEMS (an affiliate of a stockholder and a warrant holder) accounted for 21%, 17% and 9%, respectively, of the Company's total revenue.

        In March 2001, HealthGate and HCA-Information amended their Co-Branded CHOICE Web Site Agreement. The original agreement initially provided for annual license fees of $3,500,000 to be paid by HCA-Information to HealthGate. The amendment significantly reduced the content that is available on the customized HCA-Information CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA-Information's option to terminate the Agreement on June 1, 2001. The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of $1,417,000 in both 2001 and 2002. HealthGate expects to continue to generate a substantial portion of its revenue in the near future from HCA-Information. In December 2001, HealthGate entered into a beta agreement for Project Intellect with HCA-Information.

        HealthGate's agreement with GEMS, as amended, runs through June 2002. Revenues derived under this agreement for the year ended December 31, 2001 were $865,000. Substantially all of this revenue was recognized in the first six months of 2001 and no significant revenue is expected in 2002. Additionally, HealthGate's agreement with Blackwell Science terminated on January 31, 2002. HealthGate will not derive significant revenue from Blackwell Science in 2002. The loss of HCA-Information as a customer or HealthGate's failure to obtain other significant customers and sources of revenues to replace the revenue previously derived from Blackwell Science and GEMS could adversely affect the Company's business.

        HealthGate's quarterly operating results may fluctuate, which could affect the market price of HealthGate's common stock in a manner unrelated to the Company's long-term performance.    The Company's quarterly revenue, expenses and operating results may fluctuate in the future, which could affect the market price of the common stock in a manner unrelated to the Company's long-term operating performance. Quarterly fluctuations could result from a number of factors, including:

  •
  Development or acquisition of new content which may require up front investments;

  •
  The amount and timing of expenses required to integrate operations and technologies from joint ventures or other business combinations or investments.

        Although HealthGate does not plan a major increase in spending related to operations, the expense levels are in part based on the Company's expectations concerning future revenue and these expense levels are predominately fixed in the short-term. If the Company has lower revenue than expected, HealthGate may not be able to reduce spending in the short-term in response. Any shortfall in revenue would have a direct impact in HealthGate's results of operations. In this event, the price of the Company's common stock may fall.

        HealthGate faces intense competition in licensing its electronic healthcare information products and services and may not be able to compete effectively.    The market for healthcare content products and services provided electronically is relatively new, intensely competitive and rapidly changing. With only moderate barriers to entry in a rapidly evolving industry, there are now thousands of content providers offering users healthcare content, products and services, and the Company expects that competition will continue to grow. HealthGate competes, directly and indirectly, for customers, consumers, content and service providers, and acquisition candidates with other electronic healthcare content companies. Some of the Company's competitors may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services, longer operating histories, greater brand recognition and larger customer bases.

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

        In March 1999, HealthGate entered into an Internet Data Center Services Agreement with Exodus Communications, Inc. to house all of the Company's central computer facility servers at Exodus's Internet Data Center in Waltham, Massachusetts. In September 2001, Exodus filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and in December 2001 was purchased by Cable and Wireless. HealthGate does not presently maintain fully redundant systems at separate locations, so the Company's operations depend on Exodus's ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers, neither Exodus nor Cable & Wireless guarantees that HealthGate's Internet access will be uninterrupted, error-free or secure.

        HealthGate has also developed a disaster recovery plan to respond to system failures. HealthGate cannot guarantee that its disaster recovery plan is capable of being implemented successfully. HealthGate cannot guarantee that the Company's insurance will be adequate to compensate it for all losses that may occur as a result of any system failure.

        HealthGate's business prospects may suffer if it is not able to successfully retain key personnel.    HealthGate has grown from three employees at the end of 1994 to 45 employees as of January 31, 2002. HealthGate's future success depends on the Company's ability to retain, train, motivate, identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. Competition for highly skilled personnel is intense. In particular, skilled employees are highly sought after in the Boston area, and the Company cannot guarantee that it will be able to retain or attract these employees.

        HealthGate may be subject to liability for information retrieved from the Company's content repository.    As a publisher and distributor of online information, HealthGate may be subject to third party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied by the Company. These types of claims have been brought, sometimes successfully, against online service providers in the past. HealthGate could be subject to liability with respect to content that may be accessible through the Company's content repository or client Web sites. For example, claims could be made against HealthGate if material deemed inappropriate for viewing by children could be accessed through its Web site or if a professional, patient or consumer relies on healthcare information accessed through HealthGate to their detriment. Even if any of the kinds of claims described above do not result in liability to the Company, HealthGate could incur significant costs in investigating and defending against them and in implementing measures to reduce its exposure to this kind of liability. The Company's insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify HealthGate for all liability that may be imposed.

        HealthGate depends on the Company's content providers, as the success of HealthGate's business depends on its ability to provide a comprehensive library of healthcare information.    HealthGate licenses a significant portion of its content from third parties. With a few exceptions, these licenses are generally non-exclusive, have an initial term of one year and are renewable. In addition, a significant number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. HealthGate cannot guarantee that it will be able to continue to license its present content or sufficient additional content to provide a diverse and comprehensive library. In the future, HealthGate may not be able to license content at reasonable cost. In addition, one or more of the Company's publishers or other content providers may grant one of the Company's competitors an exclusive arrangement with respect to a significant database or periodical, or elect to compete directly against HealthGate by making its content exclusively available through its own Web site.

        HealthGate's business may be adversely affected if the Company is not able to effectively protect its intellectual property rights.    HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company's "HealthGate," "HealthGate Data," "CHOICE," "MedGate," "ReADER," "activePress," and its HealthGate logo trademarks in the United States. On February 12, 2002, HealthGate acquired the U.S. registered trademark for "The Natural Pharmacist" along with the trademark registration for "TNP.com". Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate's proprietary rights to the same extent, as do the laws of the United States.

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

        HealthGate's business may be adversely affected if the Company is unable to continue to license software that is necessary for the development of product and service enhancements.    HealthGate relies on a variety of technologies that are licensed from third parties, including the Company's database software and Internet server software, which is used in HealthGate's computer network to perform key functions. These third party licenses may not be available to HealthGate on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements, interactive tools and other features until equivalent technology could be licensed or developed.

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

        Privacy-related regulation associated with protecting an individual's medical records or other personal identifying information could adversely affect HealthGate's business.    User privacy has become an issue both in the United States and abroad. The United States Department of Health and Human Services has recently implemented regulations to protect the privacy of individuals' medical records and health information that may affect the way HealthGate currently does business. Other government agencies have been investigating certain companies regarding their use of their users' personal information. In addition, the European Union (EU) has adopted a directive that imposes restrictions on how companies may use personal data of citizens of EU member states. HealthGate cannot make assurances that current or future regulations imposed domestically or overseas will not adversely affect the Company's business.

        As part of the Company's agreements with a few content suppliers, HealthGate maintains a limited amount of confidential information about those users who access certain content sources, such as the user's name, e-mail address and gender. HealthGate has a stringent privacy policy covering this information and maintains facilities and infrastructure designed to keep this information secure. However, a material security breach could damage our reputation or result in liability to the Company. HealthGate could also become liable if confidential information is disclosed inappropriately. Any such action could result in litigation, HealthGate's involvement in which, regardless of the outcome, could require HealthGate to expend significant financial resources. HealthGate could incur additional expenses if new regulations regarding the use of personal information are introduced or if any regulator chooses to investigate HealthGate's privacy practices.

        Tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and HealthGate.    Tax authorities on the federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject HealthGate to additional state sales, income and other taxes. In November 2001, the federal law that placed a temporary moratorium on certain types of taxation on Internet commerce was extended through November 2003. HealthGate cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. It is also possible that the governments of other states and foreign countries also might attempt to regulate HealthGate's transmission of content. Any new legislation, regulation or application or interpretation of existing laws would likely increase HealthGate's cost of doing business and may adversely affect its results of operations and the market price of the Company's common stock.

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

ITEM 2.    Properties

        HealthGate's principal executive and corporate offices along with development and network operations are located in Burlington, Massachusetts, under a lease for approximately 32,000 square feet of space, which expires in June 2005. The Company is currently utilizing approximately 12,000 square feet of this space. During the fourth quarter of 2001, HealthGate committed to an exit plan to vacate certain excess space at its headquarters building and in February 2002, the Company began subleasing a portion of its excess space. In addition to the Burlington space, the Company's central computer facility is located at an Exodus Internet Data Center in Waltham, Massachusetts. The Company believes that current space is adequate.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding HealthGate's executive officers as of March 18, 2002.

NAME	AGE	POSITION
William S. Reece	36	Chairman of the Board of Directors, President and Chief Executive Officer
Veronica Zsolcsak	51	Chief Financial Officer and Treasurer
Rick Lawson	42	Vice President of Business Development and Secretary

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

        VERONICA ZSOLCSAK has served as HealthGate's Chief Financial Officer and Treasurer since September 2000. Previous to her joining HealthGate, from January 2000 to September 2000, Ms. Zsolcsak was Chief Financial Officer of Infinium, Inc. a provider of financial software applications. During 1999, Ms Zsolcsak served as Vice President of Operations for Renaissance Worldwide, Inc., a business and technology consulting services company. From 1996 to 1998 Ms. Zsolcsak was Chief Financial Officer of Town & Country Corporation. She has also served as Chief Financial Officer and Vice President of Finance at DRI/McGraw-Hill (1990 to 1993) and held senior financial positions at Wang (1982-1990) and Digital Equipment Corporation (1977 to 1982).

        RICK LAWSON is a founder of HealthGate and has served as a Vice President and Secretary since 1994. From 1987 to 1994, Mr. Lawson served in several positions, including Vice President, Account Services/Operations, Director of User Services and Manager of Customer Service at PaperChase, a medical literature retrieval software company owned by Beth Israel Hospital in Boston.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        HealthGate's common stock is traded on the NASDAQ National Market under the symbol "HGAT". The table below shows the high and low sales prices per share for the shares of common stock on the Nasdaq National Market for the calendar quarters indicated, as reported by Nasdaq and adjusted to reflect the July 1, 2001, 3-for-1 reverse stock split. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2000	HIGH	LOW
First Quarter	$38.629	$15.798
Second Quarter	$21.752	$4.500
Third Quarter	$6.751	$2.183
Fourth Quarter	$3.750	$0.563
2001	HIGH	LOW
First Quarter	$2.063	$0.469
Second Quarter	$2.610	$0.600
Third Quarter	$1.200	$0.250
Fourth Quarter	$0.770	$0.300

        On March 18, 2002 the closing sale price of HealthGate's common stock, as quoted on the NASDAQ National Market, was $0.580 per share.

        On February 14, 2002, HealthGate was notified by Nasdaq that it was not in compliance with both the $5.0 million market value of public float and $1.00 minimum bid requirements of the Nasdaq National Market. Nasdaq is allowing HealthGate through May 15, 2002 to regain compliance. If HealthGate is not in compliance with Nasdaq National Market listing requirements on that date, Nasdaq staff may notify HealthGate of a determination to delist the stock. If an initial delisting decision is made by the staff, HealthGate may appeal the decision as permitted by Nasdaq rules. Nasdaq also stated that HealthGate may apply to transfer its securities to the Nasdaq SmallCap Market before May 15, 2002 for which there is a $1.0 million market value of public float requirement and a grace period through August 13, 2002 to comply with the Nasdaq SmallCap Market's $1.00 minimum bid price requirement. The Company cannot predict whether it will regain compliance with Nasdaq National Market listing requirements, whether it will be listed on the Nasdaq SmallCap Market and be able to remain listed on the Nasdaq SmallCap Market. See "Business—Risk Factors—Failure to regain compliance with the listing requirements for Nasdaq could result in the Company's stock being delisted which may adversely affect the market price of HealthGate's stock in a manner unrelated to the Company's performance."

        On March 18, 2002 there were 48 holders of record of HealthGate's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to accurately estimate the total number of stockholders represented by these record holders.

        HealthGate has never declared or paid any cash dividends on its common stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        HealthGate did not sell any unregistered securities during the fourth quarter ended December 31, 2001.

Use of Proceeds

        On January 31, 2000, HealthGate closed upon its initial public offering of 1,250,000 shares of its common stock. The shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-76899). This Registration Statement was declared effective by the Securities and Exchange Commission on January 25, 2000.

        The funds from the initial public offering have been the principal source of liquidity for HealthGate during the year ended December 31, 2001 and were used to fund operating losses and make capital expenditures as described in the financial statements included in this report. Other proceeds from the offering have been invested in interest-bearing, investment grade securities.

ITEM 6.    Selected Consolidated Financial Data

        The selected consolidated financial data set forth below should be read in conjunction with HealthGate's financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1999, 2000, 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001, is derived from and qualified by reference to the audited financial statements included elsewhere in this filing. The consolidated statement of operations data for the years ended December 31, 1997 and 1998, and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999, is derived from the Company's audited financial statements that do not appear in this filing. The historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$1,285	$2,434	$3,242	$10,553	$9,375
Total costs and expenses	3,820	4,975	19,532	57,206	20,095

Loss from operations	(2,535)	(2,541)	(16,290)	(46,653)	(10,720)
Net loss	(2,541)	(2,878)	(16,732)	(49,534)	(8,160)
Net loss attributable to common stockholders	(3,081)	(3,472)	(25,469)	(49,640)	(8,160)
Basic and diluted net loss per share attributable to common stockholders	$(2.04)	$(2.28)	$(16.39)	$(8.87)	$(1.36)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	1,514	1,516	1,554	5,594	6,006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29	$961	$579	$4,594	$8,589
Marketable securities	—	—	—	10,305	—
Total assets	781	2,371	27,163	26,967	13,770
Long-term debt and capital lease obligations	17	3,655	1,957	220	6
Redeemable convertible preferred stock	6,295	6,889	15,627	—	—
Stockholders' equity	$(6,821)	$(9,735)	$1,801	$13,608	$5,642

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-

looking statements as a result of certain factors, including those discussed in "Business—Risk Factors" and elsewhere in this report.

Overview

        HealthGate Data Corp. ("HealthGate" or the "Company") is a market-leading provider and electronic publisher of healthcare information. HealthGate offers customers a comprehensive content repository of healthcare information. HealthGate's authoritative content has been chosen by more than 600 hospitals in the United States to provide the capability to drive down costs through clinician and patient education, more effective research, improved treatment and regulatory compliance. The Company's XML-based content can be delivered electronically to its customers or built into clinical software systems.

        On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist ("TNP"), a publisher of comprehensive evidenced-based alternative and natural health content for consumers and healthcare professionals. HealthGate paid approximately $350,000 in cash to acquire the assets of TNP, consisting primarily of complementary and alternative health content and trademarks. HealthGate will be applying the purchase accounting provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") in recording this transaction.

        HealthGate's management believes it has developed a scalable and sustainable business model. The Company's limited operating history makes an evaluation of the business and its prospects difficult. Investors should not use the Company's past results as a basis to predict future performance. The Company intends to continue to invest in its content repository. The Company plans to manage its expenses in line with its revenue growth. However, HealthGate cannot assure investors that it will achieve significant revenue or profitability or, if significant revenue or profitability is achieved, that the Company will be able to sustain them.

        At December 31, 2001, the Company had $8,589,000 of cash and cash equivalents and $2,661,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 1999, 2000 and 2001, the Company incurred net losses of $16,732,000, $49,534,000 and $8,160,000, respectively, and negative cash flows from operations of $5,729,000, $21,482,000 and $5,380,000, respectively. Additionally, as of December 31, 2001, the Company had an accumulated deficit of $93,731,000.

        In the fourth quarter of 2000 and throughout 2001, the Company took numerous actions to substantially reduce operating cash outflows. These actions included workforce reductions, terminating the Company's agreement with NBC, Internet, Inc. ("NBCi"), and amending or canceling several content arrangements. As a result, the Company achieved positive cash flows from operations during the fourth quarter of 2001. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

        Based on HealthGate's forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations through 2002. The Company's future beyond 2002 is dependent upon its ability to maintain break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

Critical Accounting Policies and Significant Judgments and Estimates

        HealthGate's discussion and analysis of its financial condition and results of operations are based upon HealthGate's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. HealthGate evaluates its estimates on an on-going basis. HealthGate bases its estimates on assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The following critical accounting policies and significant judgments and estimates were used in the preparation of HealthGate's consolidated financial statements:

        Revenue Recognition.    HealthGate primarily derives revenue from licensing access to its content repository and other content services, including Web site development and hosting arrangements such as CHOICE® Web sites. As of December 31, 2001, HealthGate had a contracted base of 637 hospitals. HealthGate has also generated revenue from providing activePress™ services, online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. In order to focus on being a provider and electronic publisher of healthcare information, HealthGate chose to phase out its advertising, sponsorship and e-commerce offerings in November 2000. Accordingly, there is limited revenue from these activities in 2001. HealthGate's activePress agreement with Blackwell Science terminated in January 2002. HealthGate no longer provides activePress services.

        HealthGate commercially introduced its CHOICE Web site product in early 1999 and in October 2000, the Company released its CHOICE 3.0 platform. Under CHOICE Web site arrangements, HealthGate is generally paid an upfront fee for developing, implementing and hosting a CHOICE Web site for a customer. In addition, the arrangements provided the opportunity to place third party advertising and sponsorship on the customer's CHOICE Web site. HealthGate collects the fees for this advertising and sponsorship from the third party and pays a commission to the customer. However, as part of an agreement with 14 of the initial CHOICE customers, HealthGate guaranteed minimum advertising and sponsorship commissions to these customers in amounts approximately equal to the fees paid to HealthGate by the customer for the initial term of their CHOICE agreements and, in a few cases, in amounts that exceed those fees. Once these 14 customers have paid the upfront fee to HealthGate or, if applicable, to an authorized reseller, HealthGate is obligated to pay these guaranteed commissions to the customer, generally on a quarterly basis, regardless of whether or not any advertising or sponsorship has actually been sold on the CHOICE Web site. HealthGate entered into these types of arrangements for promotional purposes to establish the CHOICE Web site product but, beginning in July 1999, discontinued the use of these arrangements. HealthGate no longer offers advertising guarantees to its customers. As of December 31, 2001, there were six of these arrangements still in effect.

        HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"). Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees are recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement. For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is recorded as expense upon signing the agreement. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller, and the content has been delivered. Revenue is not recognized in any circumstances unless collectability is deemed probable.

        In November 1999, HealthGate entered into a three year development agreement with Columbia Information Systems, Inc., now known as HCA-Information Technology & Services, Inc. ("HCA-Information"), a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation ("HCA"), to design, develop and maintain customized, co-branded CHOICE Web sites for up to 280 HCA hospitals and affiliates. The agreement provided for an annual license fee of $3,500,000 to be paid by HCA-Information for all products and services that HealthGate provides under the agreement. The agreement could be terminated without cause by HCA-Information on June 1, 2001, upon payment of a $1,000,000 termination fee to HealthGate. HealthGate began delivering customized co-branded CHOICE Web sites pursuant to this agreement in December 1999. As of December 31, 2001, the Company had delivered 276 customized co-branded CHOICE Web sites to HCA hospitals.

        In March 2001, HealthGate and HCA-Information amended the development agreement. The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of approximately $1,417,000 in both 2001 and 2002. The amendment significantly reduces the content that will be made available on the customized HCA-Information CHOICE Web sites, increases the maximum number of hospitals covered to 330 and eliminates HCA-Information's option to terminate the Agreement on June 1, 2001. In 2001, HealthGate received approximately $583,000 in license fees under the original agreement. The annual license fees from this agreement are recognized ratably over the term of the amended agreement.

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

        E-commerce revenue has been derived principally from individual user online subscriptions and from transaction fees for the fee based access to portions of the HealthGate Web sites. Revenue from user subscriptions is recognized ratably over the subscription period, and revenue from transactional based fees is recognized when the related service is provided.

        HealthGate rarely enters into multi-element service arrangements. When HealthGate does enter into such an arrangement, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value, such as the price charged for each element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period. For all multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore all revenue under these contracts has been recognized ratably over the related service period.

        Software Development and Content Development Costs.    Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes certain costs, primarily internal labor, incurred during the application development stage of software developed for internal use. These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended purpose. During 2000, software development costs of $659,000 were capitalized. These costs were amortized into cost of revenue during 2000 and 2001. During 2001, $787,000 of software development cost were capitalized relating to HealthGate's Project Intellect initiative. HealthGate expects to capitalize additional software development costs during 2002. HealthGate has made a significant judgment in estimating the useful life of the capitalized software to be one year. Operating results would be materially different if a different useful life were used.

        Costs incurred in the research and development of HealthGate's content and products, except for certain software development costs as described above, are expensed as incurred. The cost to develop proprietary content and update existing content is expensed as research and development costs in the period the costs are incurred. Operating results would be materially different if such costs were capitalized and amortized over the expected benefit period.

        Marketing and Distribution Rights.    In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"), an affiliate of a General Electric Company. Under the terms of this agreement, GEMS may sell HealthGate's standard CHOICE product and GEMS' branded enhanced versions of HealthGate's CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. In connection with this agreement, HealthGate issued a warrant to General Electric Company for the purchase of up to 396,600 shares of HealthGate's common stock. The warrant has a term of five years, was immediately exercisable and had an original exercise price of $28.47 per share, which exercise price was adjusted to $10.38 per share on January 1, 2000. The fair value of this warrant was determined to be $10,300,000 at the time of issuance using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 5 years, and an interest rate of 5.6%. This amount was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the one year contractual term of the related development and distribution agreement. In connection with the exercise price adjustment to $10.38 per share on January 1, 2000, the value of the marketing and distribution rights increased by approximately $1,243,000. This incremental value was amortized over the remaining term of the development and distribution agreement. During the years ended December 31, 1999 and 2000, amortization expense of $5,515,000 and $6,028,000, respectively, was recorded. The warrant was fully amortized in 2000.

        In November 1999, HealthGate entered into a three-year marketing and reseller agreement with Columbia Information Systems, Inc., now know as HCA-Information Technology & Services, Inc. ("HCA-Information"), a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation ("HCA"), under which HCA-Information agreed to endorse HealthGate as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA hospitals and affiliates. The agreement provides HealthGate, among other things, the right to make a first offer to provide services for adding content to the HCA-Information's health portal site and any site owned or operated by or affiliated with HCA-Information or HCA. Further, HCA-Information may, for a commission, market and sell HealthGate's CHOICE products to entities unaffiliated with HCA, subject to HealthGate's approval. In connection with this agreement HealthGate issued a warrant to CIS Holdings, Inc., an affiliate of HCA and HCA-Information, for the purchase of up to 647,012 shares of HealthGate's common stock. The warrant has a term of three years, an exercise price per share of $33.00 and became exercisable in January 2000 upon HealthGate's initial public offering. The fair value of this warrant was determined to be $13,500,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 3 years, and an interest rate of 6.6%. This amount was recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the three-year contractual term of the related agreement.

        HealthGate concluded that it was appropriate to record the value of the warrants as assets and amortize the assets over the contractual term of the related agreements rather than record one-time charges, because the Company believed there was value to being associated with these partners that would lead to future revenues to HealthGate from third parties. If the Company had reached a different conclusion it would have yielded materially different results. The valuations of the warrants required certain significant judgments and estimates, including the term, volatility and interest rates that were used in the Black-Scholes valuation model. If different assumptions and estimates had been made the amount capitalized and the related amortization could have been materially different.

        Impairments of Long-Lived Assets.    HealthGate periodically evaluates its long-lived assets for potential impairment under Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"). The Company performs such evaluations when events or changes in circumstance suggest that the carrying value of an asset or group of assets is not recoverable. Indicators of potential impairment include:

  •
  A significant change in the manner in which an asset is used;

  •
  A significant decrease in the market value of an asset;

  •
  A significant adverse change in the Company's business or its industry; or

  •
  A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset.

        Determining whether an indicator of potential impairment exists requires significant judgment on the part of the Company.

        If an indicator of potential impairment is believed to exist, the Company tests to determine whether the impairment recognition criterion of SFAS 121 has been met. The Company tests this by preparing a projection of future undiscounted cash flows expected to be generated by the asset, and determining whether those cash flows are less than the carrying amount of the asset. In this assessment, assets are grouped at the lowest level for which cash flows are identifiable and largely independent of cash flows of other asset groups. The projection of expected future cash flows includes the Company's best estimate of all applicable cash inflows from operations, any cash outflows necessary to obtain those cash inflows, and any residual value of the asset. If the projected undiscounted cash flows are less than the carrying amount of the asset or group of assets, an impairment is determined to exist.

        Once an impairment is determined to exist, the amount of the impairment loss is measured by the excess of the carrying amount of the asset over its fair value. HealthGate generally estimates the fair value of the asset using a discounted cash flow analysis. In this analysis, the Company discounts expected cash flows using a discount rate that it believes is commensurate with the risks involved. The fair value then becomes the asset's new cost basis.

        In evaluating long-lived assets for potential impairment, the Company makes several significant estimates and judgments, including: determining the appropriate grouping of assets at the lowest level for which cash flows are available; estimating future cash flows associated with the asset or group of assets, and determining an appropriate discount rate to use in the analysis. Use of different estimates and judgments could yield materially different results in the Company's analysis, and could result in materially different asset impairment charges.

        Medical Self Care, Inc.    In December 1999, HealthGate entered into an e-commerce/sponsorship agreement with Medical Self Care, Inc. ("SelfCare"), a privately held provider of health related products and services. Under the agreement, HealthGate developed a co-branded HealthGate/SelfCare Web site, and agreed to provide promotions for this co-branded site over the 37-month term of the agreement. The agreement provided for SelfCare to make annual cash payments to HealthGate of approximately $1,000,000 in the first year, $7,100,000 in the second year and $8,400,000 in the third year. In addition, for the first year services under the agreement, SelfCare issued 996,348 shares of its Series H preferred stock to HealthGate on February 2, 2000. HealthGate recorded these shares as an investment and deferred revenue at their estimated fair value of $3,487,000 when received. This value was estimated using the price paid by other investors for shares of this preferred stock.

        In August 2000, HealthGate filed suit against SelfCare in US District Court in Boston, Massachusetts, seeking damages due to SelfCare's breaches of the agreement based on SelfCare's failure to pay fees due under the agreement, and the filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare is entitled to rescind the agreement and that HealthGate is not entitled to terminate the agreement and is not entitled to post-contract remedies. The lawsuit filed by SelfCare in California was later dismissed. Due to the uncertainty of this matter, HealthGate concluded that its investment in SelfCare was impaired and, accordingly, recorded a charge of $3,487,000 in the third quarter of 2000 to write-off the carrying value of this investment. Additionally, HealthGate suspended revenue recognition related to services provided by SelfCare during the third quarter of 2000. The decision to suspend revenue recognition and write-off the investment required significant judgment. Had a different judgment been made, results would have been materially different.

        On December 1, 2000, the rights and obligations of SelfCare were assumed by Development Specialists, Inc. ("DSI"). HealthGate reached agreement with DSI in February 2001 to settle HealthGate's litigation against SelfCare for a claim in the liquidation and a release of all of SelfCare's claims against HealthGate. The Company was uncertain what amount if any it would ultimately realize on this settlement. The Company's results of operations for the year ended December 31, 2000 include revenue of $1,657,000 relative to this agreement. The Company's balance sheet at December 31, 2000 includes $750,000 of accounts receivable and $2,830,000 of deferred revenue relating to its relationship with SelfCare.

        HealthGate continued to monitor the liquidation of SelfCare throughout 2001. Based on the information provided to HealthGate by DSI during the fourth quarter of 2001, such as the value of assets currently available for distribution, the likelihood and timing of additional recoveries, and the amount of total claims against the SelfCare estate, HealthGate determined that the likelihood of a material recovery of its claim in the SelfCare liquidation is remote. Accordingly, the results of operations for the year ended December 31, 2001 include recognition of $2,080,000 of other income as a result of reversing the remaining amounts relating to the SelfCare matters. HealthGate's balance sheet at December 31, 2001 includes no other amounts relating to the Company's relationship with SelfCare. Had HealthGate made a different determination of the likelihood of collecting against this claim it would have resulted in the amounts continuing to be carried on HealthGate's balance sheet and no other income from SelfCare being recognized in the year ended December 31, 2001.

        Lease Exit Costs.    HealthGate leases approximately 32,000 square feet of office space under a lease that expires in June 2005. HealthGate's annual cost for this space is at a rate of approximately $28 per square foot per year. During the fourth quarter of 2001, the Company committed to an exit plan to vacate approximately 20,000 square feet of excess space at its headquarters building, and began negotiating a sublease for a portion of this excess space that was finalized in February 2002. The sublease is initially for approximately 10,800 square feet, and increases to approximately 14,000 square feet after the first year. The sublease is for the remaining term of HealthGate's lease with its landlord.

        For purposes of calculating exit costs, HealthGate included the difference between the rate the Company is currently obligated to pay and the rate that the subtenant has agreed to pay for the space they are renting. The Company also included estimated depreciation on leasehold improvements, taxes and utilities related to the subleased space. HealthGate also estimated the amount of sublease payments that will ultimately be collected. Additionally, HealthGate assumed that it would not be able to locate a subtenant for its remaining unused space and included both the rent expense for that space and the amount of depreciation associated with the leasehold improvements on that excess space for the remainder of the lease. HealthGate's charge also includes the estimated cost of building out the space for its subtenant and legal and professional costs of completing the sublease.

        HealthGate's calculation included significant estimates including the amount of sublease payments that will be collected, HealthGate's inability to rent the remaining excess space, the amount of charges that will actually be incurred and the rate that HealthGate would be charged for taxes and utilities by its landlord over the remaining term of its lease. If HealthGate had made different assumptions it could have resulted in a different charge being recorded in 2001. Also, these estimates and assumptions will require monitoring on a quarterly basis for changes in circumstances. As a result, assumptions may require adjustment in, which could affect the amount accrued and generate a future charge or credit to this line item in future periods and the amount could be material.

Non-Cash Expenses

        HealthGate recorded deferred compensation of $2,307,000 in the year ended December 31, 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically three years. Of the total deferred compensation amount, $693,000, $306,000 and $151,000 was amortized in 1999, 2000 and 2001, respectively, which was recorded as stock based compensation expense. In addition, $41,000 was recorded for consultant stock options as stock based compensation in 1999. During the years ended December 31, 1999, 2000 and 2001, options to purchase shares of common stock were forfeited without exercise, and the related $611,000, $503,000 and $33,000 of deferred compensation was reversed in 1999, 2000 and 2001, respectively. HealthGate currently expects to amortize the remaining amount of deferred compensation as of December 31, 2001 in 2002.

        On November 27, 2001, HealthGate commenced an offer to exchange certain options to purchase shares of its common stock, par value $0.03 per share, upon the terms and subject to the conditions described in the Offer to Exchange dated November 27, 2001, as amended (the "Offer"). Under the Offer, employees (including executive officers) were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. Acceptance of the Offer required the employee to exchange any other options granted to him or her during the six months prior to the commencement of the Offer. The Offer expired on Thursday, December 27, 2001. Pursuant to the terms and conditions described in the Offer, HealthGate accepted for exchange options to purchase 552,290 shares of common stock which were cancelled on December 28, 2001. HealthGate will grant new options to purchase an aggregate of 552,290 shares of common stock in exchange for such tendered options on or promptly after July 1, 2002. The exercise price of the new options will be equal to the fair market value of our common stock on the date of grant. The exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and Emerging Issues Task Force Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" and is not expected to result in any additional compensation charges or variable plan accounting.

        In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to

NBCi. Under the original agreement, NBCi was to provide various services to promote HealthGate's name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate paid NBCi a minimum cash fee of $10,000,000 plus a $250,000 production and content integration fee, and in November 1999 HealthGate issued to NBCi 166,666 shares of its common stock. The value of these shares was $4,500,000 at the time of issuance, which was recorded as prepaid advertising. The value of 83,333 shares was amortized as sales and marketing expense on a straight-line basis in 2000, and the value of the other 83,333 shares was recognized based on the delivery of advertising impressions in the first year of the agreement. In September 2000, HealthGate amended this agreement. One of the provisions of the revised agreement was that HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi's consumer Internal portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base.

        In March 2001, HealthGate further amended its agreement with NBCi. Under the amended agreement, HealthGate issued a warrant to NBCi for the purchase of up to 66,666 shares of HealthGate common stock at $0.5625 per share, the then current market price of HealthGate's stock. The Company ascribed a value of approximately $38,000 to the warrant. This amount was being recognized over the remaining term of the amended agreement. HealthGate was also to pay NBCi $2,100,000 in cash in 2001 and $2,800,000 in cash in 2002, and was to provide content to NBCi through October 2004. In return, NBCi was to feature HealthGate as the anchor tenant on the men's health, women's health and drugs and medications sections of the Health Channel of the NBCi portal through October 2002 and share advertising and sponsorship revenue derived from the co-branded www.healthgate.nbci.com Web site with HealthGate through October 2004.

        In June 2001, HealthGate negotiated to end its contract with NBCi. In connection with this termination agreement HealthGate paid NBCi $831,000 during the third quarter of 2001. HealthGate also paid NBCi $592,000 in 2001, under the March 2001 amendment. HealthGate's results of operations for the year ended December 31, 2001 include operating expenses of $550,000 relating to HealthGate's agreement with NBCi and a non-recurring charge of $1,070,000 related to the contract termination.

        NBCi is wholly owned by National Broadcasting Company, a subsidiary of General Electric Company. General Electric Company is a principal stockholder of HealthGate.

        In February 2000, HealthGate repaid its long-term note payable, and recorded the remaining unamortized discount of approximately $474,000 to current period earnings.

Results of Operations

Comparison of Year Ended December 31, 2001 with Year Ended December 31, 2000

Revenue

        Total revenue was $9,375,000 for the year ended December 31, 2001 compared to $10,553,000 for the year ended December 31, 2000, a decrease of $1,178,000 or 11%. In November 2000, the Company made the decision to focus its efforts on its content sales and service offerings, consisting primarily of licensing access to its content repository. As a result of this change in focus, services revenue for the year ended December 31, 2001 increased to $9,257,000 from $7,435,000 for the year ended December 31, 2000.

        In November 2000, as part of the Company's decision to focus on content services, HealthGate decided to phase out its advertising, sponsorship and e-commerce offerings. For the year ended December 31, 2001, advertising, sponsorship and e-commerce revenue decreased to $118,000 from $3,118,000 in the year ended December 31, 2000.

        In the year ended December 31, 2001, two customers represented 38% of total revenue, HCA-Information (21%), and Blackwell Science (17%). In the year ended December 31, 2000, three customers represented 57% of total revenue, HCA-Information (33%), Medical SelfCare (16%) and Blackwell Science (8%). For the year ended December 31, 2001, related party revenue was $2,489,000, including $1,624,000 from Blackwell Science and $865,000 from GEMS. Related party revenue was $1,306,000 for the year ended December 31, 2000, including $827,000 from Blackwell Science and $479,000 from GEMS.

        In March 2001, HealthGate and HCA-Information amended their Co-Branded CHOICE Web Site Agreement. The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of approximately $1,400,000 in both 2001 and 2002. HealthGate is recognizing these fees as revenue ratably over the remaining term of the amended agreement. The amendment significantly reduced the content available on the customized HCA-Information CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA-Information's option to terminate the agreement on June 1, 2001.

        HealthGate's agreement with Blackwell Science for activePress services terminated in January 2002. HealthGate does not expect to realize significant revenue from Blackwell in 2002. HealthGate's current agreement with GEMS runs through June 2002. No significant revenue is expected from GEMS in 2002. HealthGate expects that its future near term revenue growth will be derived from content related sales and services.

  Costs and Expenses

        Cost of Revenue.    Cost of revenue consists primarily of costs involved with providing Web services; royalties associated with licensed content, and related equipment and software costs. Cost of revenue decreased to $2,979,000 in the year ended December 31, 2001 from $4,015,000 in the year ended December 31, 2000. This decrease is primarily due to lower cost of licensed content in 2001. During 2001, HealthGate renegotiated several of its content agreements and replaced several other content resources with its own proprietary content. The decreases in content costs were partially offset with higher depreciation from equipment purchases made in 2000 to support the Company's increased service offerings. As a percentage of total revenue, cost of revenue decreased from 38% for the year ended December 31, 2000 to 32% for the year ended December 31, 2001. During 2001 and early in 2002, HealthGate was able to substantially increase the amount of proprietary content offerings in its repository and decrease the need to license content from others, accordingly the Company expects increases to costs of revenue in 2002 to be minimal.

        Research and Development.    Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's service offerings. Research and development expenses decreased to $3,033,000 for the year ended December 31, 2001 from $7,234,000 for the year ended December 31, 2000, due primarily to savings in salaries and related costs for technical and development personnel and consultants resulting from cost containment measures taken in the fourth quarter of 2000 and throughout 2001. During the year ended December 31, 2001, software development costs totaling $787,000 relating to HealthGate's Project Intellect initiative were capitalized. These costs will be amortized into cost of revenue over the estimated one-year life of the related software, once that software is complete and ready for its intended purpose. During the year ended December 31, 2000, software development costs of $659,000 were capitalized. These costs were amortized to cost of revenue on a straight-line basis over the one-year life of the related software. The Company expects that it will experience minimal increases in its research and development expenses in 2002 due to scalability of its current product offerings and the institution of cost controls.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses decreased to $5,776,000 for the year ended December 31, 2001 from $23,224,000 for the year ended December 31, 2000. Of this decrease, $12,971,000 related to decreases in expenses associated with the Company's agreement with NBCi. In 2000, HealthGate recorded sales and marketing expense relating to its agreement with NBCi of $14,590,000, which included $4,500,000 of non-cash amortization charges associated with the shares of HealthGate common stock issued to NBCi in November 1999. In 2001, HealthGate recorded $1,620,000 of expense associated with the NBCi agreement, including $38,000 of non-cash amortization associated with a common stock warrant issued to NBCi in March 2001. In June 2001, HealthGate negotiated to end its contract with NBCi. Other decreases in sales in marketing expense in 2001 are the result of lower salaries and related costs resulting from cost containment measures taken in the fourth quarter of 2000 and throughout 2001. The Company expects that there will be minimal increases in sales and marketing expenses in 2002.

        General and Administrative.    General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses increased to $5,711,000 in the year ended December 31, 2001 from $5,270,000 in the year ended December 31, 2000. This increase was largely due to the expansion of the Company's corporate offices late in 2000 and to depreciation expense associated with a financial software package implemented in September 2000. The Company expects that increases in general and administrative expenses will be minimal in 2002.

        Marketing and Distribution Rights Amortization.    During the year ended December 31, 2000, non-cash amortization expense of $6,028,000 was recorded related to the warrant issued to General Electric Company in 1999. During the years ended December 31, 2001 and 2000, non-cash amortization expense of $717,000 and $4,500,000, respectively, was recorded in connection with the warrant issued to CIS Holdings, Inc., in November 1999.

        Lease Exit Costs.    During the fourth quarter of 2001, the Company committed to an exit plan to vacate certain excess space at its headquarters building and began negotiating a sublease for a portion of this excess space which the Company finalized in February 2002. HealthGate's results of operations include a charge of $1,880,000 as a result of these activities. This charge includes the projected cost of the excess space over the remaining term of HealthGate's lease, net of anticipated sublease income.

        Interest Income.    Interest income for the year ended December 31, 2001 was $417,000 compared to $1,324,000 for the year ended December 31, 2000. This decrease is the result of lower invested cash balances and lower interest rates in 2001.

        Interest Expense.    Interest expense for the year ended December 31, 2001 was $67,000 compared to $167,000 for the year ended December 31, 2000. This decrease is the result of the lower outstanding balances on the Company's capital lease obligations in 2001.

        Other Income (Expense), Net.    Other income(expense), net for the year ended December 31, 2001 was income of $2,209,000 compared to expense of $75,000 for the year ended December 31, 2000. In 2001, HealthGate recognized $2,080,000 of other income relating to SelfCare matters. Also, in 2001, HealthGate recognized $126,000 related to the termination of a distribution agreement with EMC. Corp., the successor to Data General Corporation. See Note 12 of Notes to Consolidated Financial Statements.

        Income Taxes.    As of December 31, 2001, HealthGate had net operating loss carryforwards of approximately $22,000,000. HealthGate's net operating loss carryforwards expire beginning in 2011. Certain future changes in the share ownership of HealthGate, as defined in the U.S. Internal Revenue Code, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to HealthGate's lack of earnings history.

Comparison of Year Ended December 31, 2000 with Year Ended December 31, 1999

Revenue

        Total revenue was $10,553,000 for the year ended December 31, 2000 compared to $3,242,000 for the year ended December 31, 1999, an increase of $7,311,000 or 226%. Services revenue for the year ended December 31, 2000 increased to $7,435,000 from $2,365,000 for the year ended December 31, 1999, due primarily to an increase in the revenue derived from CHOICE Web site development, implementation and hosting. Advertising, sponsorship and e-commerce revenue increased to $3,118,000, including $1,657,000 from SelfCare in the year ended December 31, 2000 from $877,000 for the year ended December 31, 1999. In the year ended December 31, 2000, three customers represented 57% of total revenue, HCA-Information (33%), SelfCare (16%) and Blackwell Science (8%). In the year ended December 31, 1999, two customers represented 42% of total revenue, Blackwell Science (24%) and HCA-Information (18%). Related party revenue was $1,306,000 for the year ended December 31, 2000, including $827,000 from Blackwell Science and $479,000 from GEMS.

  Costs and Expenses

        Cost of Revenue.    Cost of revenue increased to $4,015,000 in the year ended December 31, 2000 from $2,327,000 in the year ended December 31, 1999, due primarily to higher royalty expenses for licensed content and depreciation on new equipment purchases to support the Company's increased service offerings and increased revenue. As a percentage of total revenue, cost of revenue decreased from 72% for the year ended December 31, 1999 to 38% for the year ended December 31, 2000. Included in this decrease are settlements with some of the Company's content vendors for less than the amounts accrued.

        Research and Development.    Research and development expenses increased to $7,234,000 for the year ended December 31, 2000 from $4,575,000 for the year ended December 31, 1999, due primarily to salaries and related costs from the addition of technical and development personnel and consultants. During 2000 software development costs of $659,000 were capitalized. These costs were amortized on a straight-line basis over the one-year life of the related software.

        Sales and Marketing.    Sales and marketing expenses increased to $23,224,000 in the year ended December 31, 2000 from $4,381,000 in the year ended December 31, 1999. This increase was primarily due to expenses of $14,590,000 associated with the Company's agreement with NBCi, which includes $4,500,000 of non-cash amortization charges associated with the shares of HealthGate common stock issued to NBCi in November 1999. This increase was also due to higher salaries and related costs associated with increased staffing to support the increased volume in business.

        General and Administrative.    General and administrative expenses increased to $5,270,000 in the year ended December 31, 2000 from $1,985,000 in the year ended December 31, 1999. This increase was due primarily to salaries and related costs for newly hired personnel, increased professional service fees, and costs associated with being a public company.

        Marketing and Distribution Rights Amortization.    Non-cash amortization expense of $6,028,000 and $5,515,000 was recorded in the years ended December 31, 2000 and 1999, respectively, related to the warrant issued to General Electric Company in 1999. During the years ended December 31, 2000 and 1999, non-cash amortization expense of $4,500,000 and $750,000, respectively, was recorded in connection with the warrant issued to CIS Holdings, Inc. in November 1999.

        Impairment Charge for Marketing and Distribution Rights.    In the fourth quarter of 2000, as a result of events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under SFAS 121. Based on this review, the Company determined that a write-down to the carrying value of its marketing and distribution rights asset was appropriate. This conclusion was based on the Company's continued operating losses and workforce reduction, and a modification of its business model to expand focus beyond the hospital market. The Company used a discounted cash flow model, applying a discount rate to projected net cash flow relating to this marketing and distribution rights agreement through its remaining term and arrived at an estimated fair value of $1,315,000. The Company's results of operations for the year ended December 31, 2000 include a charge of $6,935,000 relating to this impairment. This impairment assessment required certain significant estimates, including estimated future cash flows associated with this agreement.

        Unamortized Debt Discount Write-off.    In February 2000, HealthGate repaid its $2,000,000 long-term note payable, and wrote off the remaining, unamortized debt discount of approximately $476,000.

        Charge for Impaired Investment.    During the third quarter of 2000, HealthGate concluded that its investment in SelfCare preferred stock was impaired. Accordingly, the Company recorded a charge of $3,487,000 in the three months ended September 30, 2000, to write-off the carrying value of this investment and suspended further revenue recognition related to services provided to SelfCare.

        Interest Income.    Interest income for the year ended December 31, 2000 was $1,324,000 compared to $63,000 for the year ended December 31, 1999. This improvement is the result of the Company's ability to maintain cash investments in the current year with the proceeds received from the Company's initial public offering and concurrent private placement in January 2000.

        Interest Expense.    Interest expense for the year ended December 31, 2000 was $167,000 compared to $498,000 for the year ended December 31, 1999. This decrease is the result of the Company's ability to repay its long-term note in January 2000.

Liquidity and Capital Resources

        Since inception and prior to HealthGate's January 2000 initial public offering and concurrent private sale of common stock, operations were primarily financed by the private placement of debt and equity securities. In January 2000, HealthGate completed its initial public offering of common stock and a concurrent private placement of common stock and realized net proceeds of approximately $44,472,000. A portion of the net proceeds was used to repay a $2,000,000 long-term note payable, which was secured by substantially all of the Company's tangible and intangible assets. In addition, in connection with the conversion of then outstanding preferred stock, the Company paid cash for accrued dividends on Series E preferred stock totaling $465,000.

        For the year ended December 31, 2001, cash used in operations was $5,380,000. The Company's net loss of $8,160,000, reduced for non-cash expenses including depreciation and amortization of $3,736,000, stock-based compensation of $151,000 and gains on disposals of fixed assets of $23,000, and increased for non-cash income relating to SelfCare of $2,080,000 was a net use of $6,327,000. A decrease in accounts receivable from improved collections efforts resulted in an increase in operating cash of $2,742,000. Decreases in operating payables and other accrued expenses resulted in a use of $3,439,000 of operating cash.

        For the year ended December 31, 2000, cash used in operations was $21,482,000. Cash used during the period was primarily due to the Company's net loss of $49,534,000, reduced by non-cash expenses of depreciation and amortization of $16,373,000, stock based compensation of $306,000, write-off of unamortized debt discount relating to the repayment of a long-term note payable of $476,000, charge for impaired asset of $6,935,000, a charge for impaired investment of $3,487,000 and a gain on sales of fixed assets of $126,000, and increased by revenue associated with an equity instrument of $1,407,000. Additionally, net changes in operating assets and liabilities resulted in a net increase in operating cash of approximately $1,756,000 in the year ended December 31, 2000.

        Net cash provided by investing activities in 2001 was $9,650,000, consisting primarily of net proceeds from marketable securities of $10,305,000. During 2001, the Company also used $116,000 for the purchase of property and equipment and $787,000 for capitalized software development costs and received $248,000 from refunds on previous purchases of fixed assets. In 2000, net cash used in investing activities was $16,198,000, consisting of a use of $10,305,000 for net purchases of marketable securities, a use of $5,234,000 for the purchase of property and equipment and a use of $659,000 for capitalized software development costs.

        Cash used in financing activities in 2001 was $275,000, which consisted primarily of the payment of obligations under capital lease arrangements of $281,000, offset by $6,000 of proceeds from issuance of common stock. Cash provided by financing activities in 2000 totaled approximately $41,695,000, which consisted primarily of $44,472,000 of net proceeds from HealthGate's initial public offering and concurrent private placement in January 2000. The Company used $2,000,000 to repay a long-term note payable, $469,000 to pay obligations under capital lease arrangements and $465,000 to pay a preferred stock dividend.

        The following table sets forth HealthGate's contractual obligations by period:

Contractual Obligations	Less than 1 year	1-3 years	More than 3 years	Total
Operating leases	$930,000	$1,836,000	$462,000	$3,229,000
Capital lease obligations	233,000	6,000	—	239,000
Content licensing obligations	509,000	174,000	—	683,000

        At December 31, 2001, the Company has $8,589,000 of cash and marketable securities and $2,661,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 1999, 2000 and 2001, the Company incurred net losses of $16,732,000, $49,534,000, and $8,160,000, respectively, and negative cash flows from operations of $5,729,000, $21,482,000 and $5,380,000, respectively. Additionally, as of December 31, 2001, the Company had an accumulated deficit of $93,731,000.

        In the fourth quarter of 2000 and throughout 2001, the Company took numerous actions to substantially reduce operating cash outflows. These actions included workforce reductions, terminating the Company's agreement with NBCi, and amending or canceling several content arrangements. Further, if the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

        Based on the Company's current forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations through at least 2002. The Company's future beyond 2002 is dependent on its ability to achieve break even or positive cash flow, or raise additional financing. There can be no assurance that the Company will be able to do so.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangibles be amortized over their useful lives. HealthGate will be required to adopt SFAS 142 on January 1, 2002. HealthGate is currently assessing the impact, but does not expect that the adoption of SFAS 142 will have a material impact on its financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

("SFAS 144"). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sales and supersedes SFAS 121. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and will thus be adopted by HealthGate on January 1, 2002. HealthGate does not expect that the adoption of SFAS 144 will have a material impact on its financial position or results of operations.

        The Emerging Issues Task Force recently issued Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration given to a customer as an expense versus as an offset to revenue being recognized from that same customer. The provisions of EITF 01-09 are to be applied in financial statements for periods beginning after December 15, 2001. For comparative purposes, financial statements for prior periods should be reclassified to comply with the requirements. HealthGate is currently evaluating the impact of EITF 01-09 on its financial statements. The Company believes that reclassification of a portion of the amortization of marketing and distributions rights relating to the warrant issued to CIS Holdings, Inc. in November 1999 will be required. It is possible that reclassification of amortization of marketing and distribution rights relating to the warrant issued to General Electric Company in November 1999 and reclassification of advertising commissions paid to CHOICE customers in 2000 will be required. Additionally, HealthGate will be required to report amortization of marketing and distributions rights relating to the warrant issued to CIS Holdings, Inc. as a reduction in revenue in 2002.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. The Company is sensitive to short-term interest rates fluctuations to the extent that such fluctuations impact the interest income received on the Company's investments. To minimize this risk, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. The Company limits its default risk by purchasing only investment grade securities. As of December of 31, 2001 all of the Company's investments were in money market funds. Cash, cash equivalents and marketable securities were $8,589,000 at December 31, 2001 and had a weighted average interest rate of 1.68%. See Note 1 of Notes to Consolidated Financial Statements for information on HealthGate's investment policies and portfolio.

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

        Information regarding HealthGate's directors may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1) Financial Statements. The financial statements, related notes thereto and report of independent accountants required by Item 8 are listed on page F-1.

  (2)
  Financial Statement Schedules. Financial Statement Schedule II—Valuation and Qualifying Accounts and Report of Independent Accountants on Financial Statement Schedule are filed as Exhibit 99.1 to this report. All other schedules have been omitted from this section because the information is not required.

  (3)
  Exhibits. See the Index to Exhibits, below.

(b)
Reports on Form 8-K. No reports on Form 8-K were filed by HealthGate during the fourth quarter of 2001.

(c)
Index to Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant, in the form filed with Delaware Secretary of State on January 31, 2000.
3.2(17)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed with Delaware Secretary of State on June 28, 2001.
3.3(3)	Second Amended and Restated Bylaws of the Registrant, effective January 31, 2000.
4.1*	Specimen Common Stock certificate.
4.2(1)	Registration Agreement dated March 16, 1995 by and between the Registrant, David Friend and William Nelson.
4.3(1)	Registration Agreement dated October 18, 1995 by and between the Registrant and Nichols Research Corporation.
4.4(1)	Registration Agreement dated August 21, 1996 by and between the Registrant and certain investor signatories thereto.
4.5(1)	Registration Agreement dated December 20, 1996 by and between the Registrant and Blackwell Science, Ltd.
4.6(1)	Registration Agreement dated April 7, 1999 by and between the Registrant, GE Capital Equity Investments, Inc., Blackwell Science, Ltd. and Blackwell Wissenschafts-Verlag GmbH.
4.7(1)	Amendment to Purchase Agreements and Registrations Agreements dated as of March 23, 1998 by and among the Registrant and certain stockholder signatories thereto.
4.8(4)	Registration Agreement dated as of June 17, 1999 by and between the Registrant and General Electric Company.
4.9(6)	Registration Rights Agreement dated November 2, 1999 by and between the Registrant and CIS Holdings, Inc.
4.10(6)	Registration Rights Agreement dated November 3, 1999 by and between the Registrant and Snap! LLC.
10.1(7)	activePress Journal Hosting and Delivery Agreement effective as of January 1, 2000 by and between Registrant, Blackwell Science Limited and Munksgaard International Publishers Limited.

10.2(10)	Letter Amendment dated January 19, 2000 to activePress Journal Hosting and Delivery Agreement effective as of January 1, 2000 by and between Registrant, Blackwell Science Limited and Munksgaard International Publishers Limited.
10.3(15)	Amendment Number One to activePress Journal Hosting and Delivery Agreement dated March 23, 2001 between Blackwell Publishers, Limited, Munsgaard international Publishers, Limited and HealthGate Data Corp. (excluding exhibits).
10.4(12)	Lease Agreement dated February 10, 2000 by and between Riggs & Co., a division of Riggs Bank N.A. and the Registrant (excluding exhibits).
10.5(1)	Internet Data Center Services Agreement dated as of December 30, 1998 by and between Exodus Communications, Inc. and the Registrant.
10.6(18)	Amended and Restated 1994 Stock Option Plan of the Registrant.
10.7(1)	Form of Incentive Stock Option Agreement granted under 1994 Stock Option Plan of the Registrant.
10.8*	Form of Benefit Letters to certain Officers of the Registrant.
10.9(1)	Form of Non-Employee Director Option Agreement granted under 1994 Stock Option Plan of the Registrant.
10.10(1)	Employment Agreement dated as of October 1, 1995 by and between the Registrant and William S. Reece.
10.11(12)	Form of Indemnification Agreement between Registrant and its directors and officers.
10.12(7)	Stock Purchase Agreement dated as of April 5, 1999 by and between the Registrant, GE Capital Equity Investments, Inc. and Blackwell Science, Ltd.
10.13(16)	Development and Distribution Agreement, dated June 11, 2000 by and between GE Medical Systems and the Registrant (excluding exhibits).
10.14(16)	Amendment Number One, dated May 7, 2001 to Development and Distribution Agreement, dated June 11, 2000 by and between GE Medical Systems and the Registrant (excluding exhibits).
10.15(4)	Warrant to Purchase Common Stock of the Registrant dated June 17, 1999 issued to General Electric Company.
10.16(6)	Master Lease of Terms and Conditions for Lease dated as of August 3, 1999 between TLP Leasing Programs, Inc. and Registrant.
10.17(7)	Co-branded CHOICE Web Site Agreement dated as of November 2, 1999 by and between the Registrant and Columbia Information Systems, Inc.
10.18(16)	Amended and Restated Co-Branded CHOICE Web Site Agreement, dated March 1, 2001 by and between HCA f/k/a Columbia Information Systems and the Registrant (excluding exhibits).
10.19(6)	Marketing and Reseller Agreement dated as of November 2, 1999 by and between the Registrant and Columbia Information Systems, Inc.
10.20(6)	Warrant to purchase Common Stock of the Registrant dated November 2, 1999 issued to CIS Holdings, Inc.
10.21(8)	E-Commerce/Sponsorship Agreement dated December 14, 1999 by and between the Registrant and Medical Self Care, Inc.

10.22(7)	Strategic Alliance Agreement dated as of October 29, 1999 by and between Snap! LLC, Xoom.com, Inc. and the Registrant.
10.23(8)	Amendment dated December 14, 1999 to Snap Strategic Alliance Agreement dated October 29, 1999 by and between Snap! LLC, Xoom.com, Inc. and the Registrant.
10.24(14)	Second Amendment to SNAP Strategic Alliance Agreement dated as of September 2000 by and among Snap!LLC, Xoom.com, Inc., NBC Internet, Inc. and the Registrant (excluding exhibits).
10.25(15)	Amended and Restated NBCi Strategic Alliance Agreement dated as of March 22, 2001 by and between NBC Internet, Inc. and HealthGate Data Corp. (excluding exhibits)
10.26(17)	Amendment to NBCi Strategic Alliance Agreement, dated June 8, 2001 by and between NBC Internet, Inc. and the Registrant (excluding exhibits).
10.27(5)	Warrant to purchase common stock of the Registrant dated March 22, 2001 issued to NBC Internet, Inc.
10.28(7)	Common Stock Purchase Agreement dated November 3, 1999 by and between the Registrant and Snap! LLC.
10.29(9)	Stock Purchase Agreement dated as of January 18, 2000 by and between the Registrant, GE Capital Equity Investments, Inc. and NBC Internet, Inc.
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney contained in signature page of Form 10-K.
99.1*	Schedule II-Valuation and Qualifying Accounts and Report of Independent Accountants on Financial Statement Schedule.

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

(6)
Previously filed with Registrant's Amendment No. 6 to Registration Statement on Form S-1 filed on November 10, 1999.

(7)
Previously filed with Registrant's Amendment No. 7 to Registration Statement on Form S-1 filed on November 24, 1999.

(8)
Previously filed with Registrant's Amendment No. 9 to Registration Statement on Form S-1            filed December 29, 1999.

(9)
Previously filed with Registrant's Amendment No. 10 to Registration Statement on Form S-1 filed on January 19, 2000.

(10)
Previously filed with Registrant's Amendment No. 11 to Registration Statement on Form S-1 filed on January 24, 2000.

(11)
Previously filed with Registrant's Registration Statement on Form S-8 filed on March 2, 2000.

(12)
Previously filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000.

(13)
Previously filed with Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on November 1, 2000.

(14)
Previously filed with Registrant's Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

(15)
Previously filed with the Registrant's Form 10-K for the fiscal year ended December 31, 2000, filed on April 2, 2001.

(16)
Previously filed with Registrant's Form 10-Q for the quarter ended March 31, 2001, filed on May 14, 2001.

(17)
Previously filed with Registrant's Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001.

(18)
Previously filed with Registrant's Schedule TO, filed on November 27, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.
By:	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer Date: March 21, 2002

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

Signature	Title	Date
/s/ WILLIAM S. REECE
William S. Reece	Chairman of the Board of Directors, Chief Executive Officer and President (Principal executive officer)	March 21, 2002
/s/ VERONICA ZSOLCSAK
Veronica Zsolcsak	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 21, 2002
/s/ JULIE FURRIER
Julie Furrier	Chief Accounting Officer	March 21, 2002
/s/ JONATHAN J. G. CONIBEAR
Jonathan J. G. Conibear	Director	March 21, 2002
/s/ EDSON D. de CASTRO
Edson D. de Castro	Director	March 21, 2002
/s/ DAVID FRIEND
David Friend	Director	March 21, 2002
/s/ WILLIAM NELSON
William Nelson	Director	March 21, 2002
/s/ GERALD BISBEE
Gerald Bisbee	Director	March 21, 2002
/s/ THOMAS PYLE
Thomas Pyle	Director	March 21, 2002

HEALTHGATE DATA CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board and Directors and
Stockholders of HealthGate Data Corp.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HealthGate Data Corp. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 21, 2002

HEALTHGATE DATA CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
Assets
Current assets:
Cash and cash equivalents	$4,594,167	$8,588,708
Marketable securities	10,304,564	—
Accounts receivable, including receivables from related parties of $973,186 and $7,250 at December 31, 2000 and 2001, respectively, and net of allowance for doubtful accounts of $190,625 and $20,740 at December 31, 2000 and 2001 respectively	3,935,391	443,622
Prepaid advertising	159,722	—
Prepaid expenses and other current assets	610,992	324,921

Total current assets	19,604,836	9,357,251
Fixed assets, net	5,841,621	3,492,271
Marketing and distribution rights, net	1,315,000	597,736
Other assets	205,150	322,260

Total assets	$26,966,607	$13,769,518

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation	$281,085	$213,733
Accounts payable	3,087,646	1,001,232
Accrued expenses	3,278,372	1,925,798
Deferred revenue	6,492,100	3,555,234

Total current liabilities	13,139,203	6,695,997
Long-term portion of capital lease obligation	219,554	5,823
Other long-term liabilities	—	1,425,435

Total liabilities	13,358,757	8,127,255

Stockholders' equity:
Common stock, $.03 par value;
Authorized: 100,000,000 shares
Issued and outstanding: 5,994,666 and 6,014,676 shares at December 31, 2000 and 2001, respectively	179,840	180,440
Additional paid in capital	99,192,329	99,202,276
Accumulated deficit	(85,570,654)	(93,730,988)
Deferred compensation	(193,665)	(9,465)

Total stockholders' equity	13,607,850	5,642,263
Commitments and contingencies (Notes 4 and 10)	—	—

Total liabilities and stockholders' equity	$26,966,607	$13,769,518

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1999	2000	2001
Revenue, including revenue from related parties of $1,357,400, $1,305,848 and $2,488,810 in 1999, 2000 and 2001, respectively	$3,241,568	$10,552,741	$9,375,104

Costs and expenses
Cost of revenue	2,326,688	4,014,618	2,978,502
Research and development (including stock based compensation of $321,480, $33,991 and $24,721 in 1999, 2000 and 2001, respectively)	4,574,708	7,234,460	3,032,551
Sales and marketing (including stock based compensation of $128,960, $69,870 and $30,901 in 1999, 2000 and 2001, respectively)	4,380,719	23,224,032	5,775,706
General and administrative (including stock based compensation of $284,089, $202,636 and $95,274 in 1999, 2000 and 2001, respectively)	1,984,687	5,270,275	5,711,040
Marketing and distribution rights amortization	6,265,000	10,528,000	717,264
Impairment charge for marketing and distribution rights	—	6,935,000	—
Lease exit costs	—	—	1,879,728

Total costs and expenses	19,531,802	57,206,385	20,094,791

Loss from operations	(16,290,234)	(46,653,644)	(10,719,687)

Unamortized debt discount write-off	—	(475,821)	—
Charge for impaired investment	—	(3,487,219)	—
Interest income	63,006	1,324,426	417,487
Interest expense	(498,064)	(166,566)	(66,920)
Other income (expense), net	(6,571)	(74,982)	2,208,786

Net loss	(16,731,863)	(49,533,806)	(8,160,334)
Preferred stock dividends and accretion of preferred stock to redemption value	(8,737,295)	(106,186)	—

Net loss attributable to common stockholders	$(25,469,158)	$(49,639,992)	$(8,160,334)

Basic and diluted net loss per share attributable to common stockholders	$(16.39)	$(8.87)	$(1.36)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	1,554,027	5,593,989	6,005,657

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock					Total stockholders' equity/ (deficit)
			Additional paid-in capital	Accumulated deficit	Deferred compensation
	Shares	Par value
Balance, December 31, 1998	1,516,168	$45,485	$680,725	$(10,461,504)	$—	$(9,735,294)
Deferred compensation relating to grants of common stock options			2,307,246		(2,307,246)	—
Stock based compensation			41,381		693,148	734,529
Issuance of common stock	166,667	5,000	4,495,000			4,500,000
Issuance of common stock warrants			24,000,000			24,000,000
Cancellation of stock options			(611,214)		611,214	—
Exercise of common stock options	56,916	1,707	130,242			131,949
Series E preferred stock beneficial conversion feature			7,638,574			7,638,574
Accrual of cumulative dividends on redeemable convertible preferred stock and accretion to redemption value				(8,737,295)		(8,737,295)
Net loss				(16,731,863)		(16,731,863)

Balance, December 31, 1999	1,739,751	52,192	38,681,954	(35,930,662)	(1,002,884)	1,800,600
Stock based compensation					306,497	306,497
Cancellation of stock options			(502,722)		502,722	—
Exercise of common stock options	77,616	2,330	110,189			112,519
Exercise of common stock warrant	151,963	4,559	(4,559)			—
Conversion of preferred stock to common stock	2,510,185	75,305	15,192,251			15,267,556
Issuance of common stock	1,515,151	45,454	44,472,216			44,517,670
Incremental value of common stock warrants			1,243,000			1,243,000
Accrual of cumulative dividends on redeemable convertible preferred stock and accretion to redemption value				(106,186)		(106,186)
Net loss				(49,533,806)		(49,533,806)

Balance, December 31, 2000	5,994,666	179,840	99,192,329	(85,570,654)	(193,665)	13,607,850
Stock based compensation					150,896	150,896
Cancellation of stock options			(33,304)		33,304	—
Exercise of common stock options	20,010	600	5,751			6,351
Issuance of common stock warrants			37,500			37,500
Net loss				(8,160,334)		(8,160,334)

Balance, December 31, 2001	6,014,676	$180,440	$99,202,276	$(93,730,988)	$(9,465)	$5,642,263

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the year ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net Loss	$(16,731,863)	$(49,533,806)	$(8,160,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,933,969	16,373,267	3,736,041
Stock based compensation	734,529	306,497	150,896
Unamortized debt discount write off	—	475,821	—
Impairment charge for marketing and distribution rights	—	6,935,000	—
Charge for impaired investment	—	3,487,219	—
Revenue associated with equity instruments	—	(1,407,492)	—
Loss/(Gain) on disposal of fixed assets	—	126,127	22,959
Recognition of remaining SelfCare balances	—	—	(2,079,726)
Other (net)	(10,128)	(64)	—
Changes in assets and liabilities:
Accounts receivable	(366,828)	(3,193,988)	2,741,769
Prepaid advertising	—	(182,708)	159,722
Prepaid expenses and other current assets	(93,032)	(292,478)	286,071
Deferred offering costs	(2,055,491)	2,055,491	—
Other assets	(128,288)	(73,564)	(117,110)
Accounts payable	2,487,502	27,457	(2,086,414)
Accrued expenses	2,178,002	670,236	(1,352,574)
Deferred revenue	1,322,745	2,744,808	(107,140)
Other long-term liabilities	—	—	1,425,435

Net cash used in operating activities	(5,728,883)	(21,482,177)	(5,380,405)

Cash flows from investing activities:
Purchase of marketable securities	—	(53,204,574)	(12,319,274)
Proceeds from marketable securities	—	42,900,010	22,623,838
Purchases of fixed assets	(279,752)	(5,233,883)	(115,758)
Refunds on purchases of fixed assets	—	—	247,735
Expenditures for capitalized software	—	(659,155)	(786,863)

Net cash provided by (used in) investing activities	(279,752)	(16,197,602)	9,649,678

Cash flows from financing activities:
Payment of capital lease obligation	(342,651)	(469,445)	(281,083)
Payment of loan	—	(2,000,000)	—
Payment of Series E preferred stock dividend	—	(465,358)	—
Proceeds from issuance of preferred and common stock, net of issuance costs	5,969,015	44,630,189	6,351

Net cash provided by (used in) financing activities	5,626,364	41,695,386	(274,732)

Net increase (decrease) in cash and cash equivalents	(382,271)	4,015,607	3,994,541
Cash and cash equivalents, beginning of period	960,831	578,560	4,594,167

Cash and cash equivalents, end of period	$578,560	$4,594,167	$8,588,708

Supplemental disclosure of cash flow information—see Note 2 to Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Financial Condition

        HealthGate Data Corp. ("HealthGate" or the "Company") is a provider and electronic publisher of healthcare information to healthcare institutions, corporations and government agencies for professionals, patients, and consumers. HealthGate currently provides access to this content on an individual resource basis to customers that prefer to choose specific content elements. HealthGate also provides its CHOICE products which consist of content and related services on a pre-packaged basis. The Company's XML-based content can be delivered electronically to its customers or built into clinical software systems.

        HealthGate is currently developing additional proprietary content including information that will be tagged using the most popular medical coding vocabularies. The Company anticipates marketing this content to healthcare institutions and related healthcare organizations for use in a variety of clinical systems.

        HealthGate's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. In the years ended December 31, 1999, 2000 and 2001, the Company incurred net losses of $16,732,000, $49,534,000 and $8,160,000, respectively, and negative cash flows from operations of $5,729,000, $21,482,000 and $5,380,000, respectively. Additionally, as of December 31, 2001, the Company had an accumulated deficit of $93,731,000.

        In the fourth quarter of 2000 and throughout 2001, the Company took numerous actions to substantially reduce operating cash outflows. These actions included workforce reductions, terminating the Company's agreement with NBC Internet, Inc. ("NBCi"), and amending or canceling several content arrangements. Many of these cost savings were made possible through process improvements, development of proprietary content and focusing on content sales and service. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

        In the fourth quarter of 2001, HealthGate generated cash from operations for the first time since refocusing on its core business. Based on HealthGate's forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations through 2002. The Company's future beyond 2002 is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

        HealthGate is subject to risks and uncertainties common to growing technology-based companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

2.    Summary of Significant Accounting Policies

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

  Cash, Cash Equivalents and Marketable Securities

        HealthGate considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. HealthGate invests its excess cash in money market funds backed by U.S. Government securities, U.S. Treasury securities and commercial paper, which are subject to minimal credit and market risk. At December 31, 2001, substantially all of HealthGate's cash and cash equivalents were in money market funds. At December 31, 2000, approximately $3,500,000 of the Company's investments were in money market funds, $5,300,000 were in investments which matured within 60 days and $5,000,000 were in investments which matured in approximately 150 days. The Company accounts for its cash equivalents and marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." HealthGate's cash equivalents and marketable securities are classified as available for sale and recorded at amortized cost, which approximates fair value.

  Revenue Recognition

        HealthGate primarily derives revenue from licensing access to its content repository and other content services, including Web site development and hosting arrangements such as CHOICE® Web sites, and activePress™ services. HealthGate has also generated revenue from online advertising, sponsorships and e-commerce, including user subscription and transaction based fees.

        HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"). Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees are recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement. For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is recorded as expense upon signing the agreement. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller, and the content has been delivered. Revenue is not recognized in any circumstances unless collectability is deemed probable.

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

        HealthGate rarely enters into multi-element service arrangements. When HealthGate does enter into such an arrangement, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value, such as the price charged for each element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period. For all multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore all revenue under these contracts has been recognized ratably over the related service period. For arrangements under which HealthGate receives equity instruments in exchange for services, HeathGate determines the value of the arrangement based on the fair value of the equity received or services provided, whichever is more readily determinable.

  Fair Value of Financial Instruments

        The carrying amounts of HealthGate's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate their fair values at December 31, 2000 and 2001.

  Concentration of Credit Risk and Significant Customers

        Financial instruments which potentially expose HealthGate to concentrations of credit risk consist primarily of trade accounts receivable, marketable securities and cash equivalents. To minimize risk relative to trade accounts receivable, ongoing credit evaluations of customers' financial condition are performed, although collateral generally is not required. At December 31, 2000, one related party accounted for 23% of gross accounts receivable and two customers accounted for 18% and 7%, respectively of gross accounts receivable. At December 31, 2001 four customers accounted for 13%, 12%, 11% and 10%, respectively of gross accounts receivable. For the year ended December 31, 1999, one customer accounted for 18% of total revenue and one related parties accounted for 24% of total revenue. For the year ended December 31, 2000, two customers accounted for 33% and 16%, respectively of total revenue and two related parties accounted for 8% and 4%, respectively of total revenue. For the year ended December 31, 2001, one customer accounted for 21% of total revenue and two related parties accounted for 17% and 9% of total revenue, respectively. To minimize risk associated with marketable securities, the Company only invests in securities with A-1 ratings and limits the percentage of its overall portfolio that is invested in any one security. To minimize risk associated with cash and cash equivalents, the Company conducts business with banks with strong credit.

  Research and Development and Software Development Costs

        Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the year ended December 31, 2000, development costs totaling $659,000 were capitalized. These costs were amortized to cost of revenue on a straight-line basis over the estimated one-year life of the related software. For the years ended December 31, 2000 and 2001, amortization of software development costs was $165,000 and $494,000, respectively. During the year ended December 31, 2001, development costs totaling $787,000 were capitalized. These costs will be amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

        Costs incurred in the research and development of HealthGate's content and products, except for certain software development costs as described above, are expensed as incurred. The cost to develop proprietary content and update existing content is expensed as research and development costs in the period the costs are incurred.

  Fixed Assets

        Fixed assets are recorded at cost and depreciated over their estimated useful lives, generally one to five years, using the straight-line method. Fixed assets held under capital leases which involve a transfer of ownership are amortized over the estimated useful life of the asset. Other fixed assets held under capital leases are amortized over the lease term. Repairs and maintenance costs are expensed as incurred.

  Accrued Expenses

        Accrued expenses at December 31, 2000 and 2001 consist of the following:

	2000	2001
Accrued payroll and benefits	$852,924	$407,924
Accrued content liability	1,270,343	116,485
Customer deposits	208,999	29,000
Current portion of lease exit costs	—	454,293
Accrued reseller commissions	65,925	318,021
Other accrued expenses	880,181	600,075

	$3,278,372	$1,925,798

  Accounting for Stock-Based Compensation

        HealthGate accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("ABP 25"), and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of HealthGate's common stock at the date of grant. HealthGate has adopted the provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for disclosure purposes only (Note 7). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

  Advertising Costs

        Advertising costs are charged to operations as incurred. Advertising costs were approximately $233,000, $1,134,000 and $288,000 in the years ended December 31, 1999, 2000 and 2001, respectively.

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

  Net Loss Per Share

        Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options and warrants are anti-dilutive for all periods presented.

Supplemental Disclosure of Cash Flow Information

        HealthGate paid cash for interest of approximately $472,000, $160,000 and $67,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

        HealthGate entered into capital leases for certain computer equipment totaling approximately $785,000, $88,000 and $0 during the years ended December 31, 1999, 2000 and 2001, respectively.

        In connection with the issuance of the Series E redeemable convertible preferred stock in April 1999, HealthGate issued to the placement agent a warrant to purchase up to 7,218 shares of HealthGate common stock at an exercise price of $8.67 per share. A value of $200,000 was ascribed to the warrant. Also in April 1999, a $2,000,000 convertible note payable to a related party was converted into 174,729 shares of HealthGate's Series E redeemable convertible preferred stock (Note 6).

        In June 1999, HealthGate issued a warrant to a related party in connection with a development and distribution agreement. The fair value of the warrant of $10,300,000 was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the one-year contractual term of the related development and distribution agreement (Note 7). In January 2000, the exercise price of this warrant was adjusted from $28.47 to $10.38 per share. As a result, the fair value of the warrant increased by $1,243,000. This amount was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the remaining term of the contractual agreement.

        In October 1999, HealthGate issued common stock to Snap! LLC in connection with a strategic alliance agreement. The rights of Snap! LLC were subsequently assigned to NBCi. The fair value of the shares of $4,500,000 was recorded as prepaid advertising. Of this value, $2,250,000 was amortized as a sales and marketing expense on a straight-line basis over the first year of the related agreement and $2,250,000 was recognized based on the delivery of advertising impressions in the first year of the agreement (Note 10).

        In November 1999, HealthGate issued a warrant to CIS Holdings, Inc., a related party to Columbia Information Systems, Inc., now known as HCA—Information Technology & Services, Inc., in connection with a marketing and reseller agreement. The fair value of the warrant which was $13,500,000 was recorded as marketing and distribution rights (Note 10).

        In March 2001, HealthGate issued to NBCi a warrant to purchase 66,666 shares of HealthGate's common stock at $0.5625 per share, the then current market price of HealthGate's stock. A value of approximately $38,000 was ascribed to the warrant, which was recorded as prepaid advertising. HealthGate began to recognize this amount over the remaining term of the amended agreement. In June 2001, HealthGate and NBCi negotiated to end their agreement. The remaining unamortized value of the warrant was then charged to expense.

Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangibles be amortized over their useful lives. HealthGate will be required to adopt SFAS 142 on January 1, 2002. HealthGate is currently assessing the impact, but does not expect that the adoption of SFAS 142 will have a material impact on its financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sales and supersedes SFAS 121. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and will thus be adopted by HealthGate on January 1, 2002. HealthGate does not expect that the adoption of SFAS 144 will have a material impact on its financial position or results of operations.

        The Emerging Issues Task Force recently issued Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration given to a customer as an expense versus as an offset to revenue being recognized from that same customer. The provisions of EITF 01-09 are to be applied in financial statements for periods beginning after December 15, 2001. For comparative purposes, financial statements for prior periods should be reclassified to comply with the requirements. HealthGate is currently evaluating the impact of EITF 01-09 on its financial statements. The Company believes that reclassification of a portion of the amortization of marketing and distributions rights relating to the warrant issued to CIS Holdings, Inc. in November 1999 will be required. It is possible that reclassification of amortization of marketing and distribution rights relating to the warrant issued to General Electric Company in November 1999 and reclassification of advertising commissions paid to CHOICE customers in 2000 will be required. Additionally, HealthGate will be required to report amortization of marketing and distributions rights relating to the warrant issued to CIS Holdings, Inc.as a reduction in revenue in 2002.

3.    Fixed Assets

        Fixed assets consists of the following:

		December 31,
	Useful lives in years
		2000	2001
Computer equipment and software	3	$4,583,666	$4,082,831
Office equipment and fixtures	3-5	1,478,734	1,130,254
Software development costs	1	659,155	1,446,018
Computer equipment under capital lease	1-3	1,696,090	1,266,043

		8,417,645	7,925,146
Less—accumulated depreciation and amortization		(2,576,024)	(4,432,875)

		$5,841,621	$3,492,271

        Depreciation and amortization expense on fixed assets was $584,244, $1,322,281 and $2,981,275 in 1999, 2000 and 2001, respectively, of which $297,784, $479,886 and $137,236 in 1999, 2000 and 2001, respectively, related to amortization of assets held under capital leases. Accumulated amortization on assets under capital lease was $806,474 and $1,156,026 at December 31, 1999, 2000 and 2001, respectively.

4.    Lease Exit Costs

        HealthGate leases approximately 32,000 square feet of office space under a lease, which expires in June 2005. HealthGate's annual cost for this space is at a rate of approximately $28 per square foot per year. During the fourth quarter of 2001, the Company committed to an exit plan to vacate approximately 20,000 square feet of excess space at its headquarters building. HealthGate finalized a sublease for a portion of this excess space in February 2002.

        HealthGate's results of operations for the year ended December 31, 2001 include a charge of $1,880,000 as a result of these activities. This charge represents accrual of expenses relating to

HealthGate's continued liability under its lease and is included in liabilities on HealthGate's balance sheet at December 31, 2001. The major components of this accrual are as follows:

2001
Lease liability on excess space, net of estimated sublease income	$1,656,111
Expenses to sublet space	72,800
Depreciation on leasehold improvements	150,817

1,879,728
Less: current portion	(454,293)

Other long-term liabilities	$1,425,435

        The charge and accrual included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances. It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5.    Medical Self Care, Inc. Arrangement

        In December 1999, HealthGate entered into an e-commerce/sponsorship agreement with Medical Self Care, Inc. ("SelfCare"), a privately held provider of health related products and services. Under the agreement, HealthGate developed a co-branded HealthGate/SelfCare Web site, and agreed to provide promotions for this co-branded site over the 37-month term of the agreement. The agreement provided for SelfCare to make annual cash payments to HealthGate of approximately $1,000,000 in the first year, $7,100,000 in the second year and $8,400,000 in the third year. In addition, for the first year services under the agreement, SelfCare issued 996,348 shares of its Series H preferred stock to HealthGate on February 2, 2000. HealthGate recorded these shares as an investment and deferred revenue at their estimated fair value of $3,487,000 when received. HealthGate had been recognizing revenue for the first year fees, including the value of the preferred stock received, ratably over the first annual period of the agreement.

        In August 2000, HealthGate filed suit against SelfCare in US District Court in Boston, Massachusetts, seeking damages due to SelfCare's breaches of the agreement based on SelfCare's failure to pay fees due under the agreement, and the filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare is entitled to rescind the agreement and that HealthGate is not entitled to terminate the agreement and is not entitled to post-contract remedies. The lawsuit filed by SelfCare in California was later dismissed. Due to the uncertainty of this matter, HealthGate concluded that its investment in SelfCare was impaired and, accordingly, recorded a charge of $3,487,000 in the third quarter of 2000 to write-off the carrying value of this investment. Additionally, HealthGate suspended revenue recognition related to services provided by SelfCare during the third quarter of 2000.

5.    Medical Self Care, Inc. Arrangement (Continued)

        On December 1, 2000 the rights and obligations of SelfCare were assumed by Development Specialists, Inc. ("DSI"). HealthGate reached agreement with DSI in February 2001 to settle HealthGate's litigation against SelfCare for a claim in the liquidation and a release of all of SelfCare's claims against HealthGate. The Company was uncertain what amount, if any, it would ultimately realize on this settlement. The Company's results of operations for the year ended December 31, 2000, include revenue of $1,657,000 relative to this agreement. The Company's balance sheet at December 31, 2000 includes $750,000 of accounts receivable and $2,830,000 of deferred revenue relating to its relationship with SelfCare.

        HealthGate continued to monitor the liquidation of SelfCare throughout 2001. Based on the information provided to HealthGate by DSI during the fourth quarter of 2001, HealthGate determined that the likelihood of a material recovery of its claim in the SelfCare liquidation is remote. Accordingly, the results of operations for the year ended December 31, 2001 include recognition of $2,080,000 of other income as a result of reversing the remaining amounts relating to the SelfCare matters. HealthGate's balance sheet at December 31, 2001 includes no other amounts relating to the Company's relationship with SelfCare.

6.    Redeemable Convertible Preferred Stock

        A summary of redeemable convertible preferred stock activity for the years ended December 31, 1999 and 2000 is as follows: (all amounts are presented in thousands)

	Series A		Series B		Series C		Series D		Series E
	Shares	Carrying value	Shares	Carrying value	Shares	Carrying value	Shares	Carrying value	Shares	Carrying value	Total carrying value
Balance 12/31/98	1	665	1	2,055	1	1,230	1	2,939	1	—	6,889
Issuance of series E, net of issuance costs of $611,426 and of a conversion feature of $7,638,574											—
Accrual of cumulative dividends and accretion to redemption value		70		163		104		257		8,142	8,736

Balance 12/31/99	1	735	1	2,218	1	1,334	1	3,196	1	8,142	15,625
Accrual of cumulative dividends and accretion to redemption value		6		14		9		21		57	107
Payment of cash dividend										(465)	(465)
Conversion into common stock	(1)	(741)	(1)	(2,232)	(1)	(1,343)	(1)	(3,217)	(1)	(7,734)	(15,267)

Balance 12/31/00	—	—	—	—	—	—	—	—	—	—	—

  Conversion

        In January 2000, all of the redeemable preferred stock was converted into 2,510,185 shares of common stock. The number of common shares to which a holder of preferred stock received upon conversion was based upon the conversion rates defined by HealthGate's Amended and Restated Certificate of Incorporation.

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

  Issuance of Series E Preferred Stock

        In April 1999, HealthGate issued 546,028 shares of newly authorized Series E redeemable convertible preferred stock to GE Capital Equity Investments, Inc., an affiliate of General Electric Company, for gross proceeds of $6,250,000. In connection with the issuance of the Series E preferred stock, HealthGate paid approximately $300,000 of fees and out of pocket expenses to a placement agent, paid other issue costs of approximately $111,000, and issued the placement agent a warrant to purchase up to 7,218 shares of HealthGate common stock at an exercise price of $8.67 per share. The Company ascribed a value to the warrant of $200,000. The placement fee, other issue costs and warrant value have been reflected as a reduction of the proceeds from the Series E preferred stock issuance. An additional 174,729 shares of Series E preferred stock were issued upon conversion of a convertible note. The Series E preferred stock ranked senior in liquidation to other classes of preferred stock, and had certain veto rights. The Series E preferred stock accrued cumulative annual dividends at 7% of its liquidation value (initially $8,250,000). The dividends were compounded annually and were added to the Series E preferred stock liquidation value. In January 2000 in connection with HealthGate's initial public offering, the Series E preferred stock was converted into 952,841 shares of common stock, and approximately $465,000 in cash was paid for accrued cumulative dividends.

        When issued, each share of Series E preferred stock was convertible into 1.322 shares of common stock, which represented a discount from the fair value of common stock on the date of the Series E issuance. The value attributable to this conversion right represented an incremental yield, or a beneficial conversion feature, which was recognized as a return to the preferred stockholders. This amount, equal to the net proceeds from the Series E offering of approximately $7,639,000, which includes conversion of the convertible note, has been recorded as accretion of preferred stock to redemption value in the period ended December 31, 1999, and represents a non-cash charge in the determination of net loss attributable to common stockholders.

7.    Stockholders' Equity

  Common Stock

        Each share of common stock entitles the holder to one vote on all matters submitted to a vote of HealthGate's stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Board of Directors, subject to any preferential dividend rights of the preferred stockholders.

        A 50-for-1 split of HealthGate's common stock became effective on January 23, 1998, a 3.966-for-1 split became effective on December 23, 1999 and a three-for-one reverse stock split became effective on July 1, 2001. All shares of common stock, options, and warrants and per share amounts included in the accompanying financial statements have been adjusted to give retroactive effect to these stock splits for all periods presented.

        In January 2000, HealthGate completed an initial public offering of its common stock and a concurrent private placement of common stock, both at $33.00 per share. HealthGate sold 1,250,000 shares of common stock in the initial public offering, and 265,151 shares of common stock in the private placement, for aggregate net proceeds of approximately $44,472,000 (after deducting the public offering's underwriting commissions and the offering expenses). In connection with the initial public offering, all outstanding shares of redeemable convertible preferred stock converted into 2,510,185 shares of common stock.

        In February 2000, HealthGate repaid a $2,000,000 long-term note payable with a portion of the net offering proceeds, and wrote off the remaining unamortized debt discount of $476,000. In connection with the conversion of the outstanding preferred stock, HealthGate paid cash for accrued dividends on Series E preferred stock totaling $465,000. In addition, HealthGate used a portion of the net offering proceeds to pay first year fees of $10,250,000 under its agreement with NBCi (Note 10).

        Effective upon HealthGate's initial public offering on January 31, 2000, the authorized capital stock of HealthGate increased to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

  Stock Option Plans

        In June 1994, HealthGate adopted the HealthGate Data Corp. 1994 Stock Option Plan (the "1994 Plan") which provides for the granting of both incentive stock options and nonqualified options to employees, directors and consultants. The 1994 Plan, as amended, allows for a maximum of 1,493,333 options to purchase shares of common stock to be issued prior to December 2004. The exercise price of any incentive stock option granted under the 1994 Plan shall not be less than the fair market value of the stock on the date of grant, as determined in good faith by the Board of Directors, or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of HealthGate's stock. Options granted under the 1994 Plan are exercisable for a period of not longer than ten years from the date of grant, or five years in the case of optionees holding more than 10% of the combined voting power of all classes of HealthGate's stock.

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

        Had compensation cost attributable to the 1994 Plan and other options been determined based on the fair value of the options at the grant date, consistent with the provisions of SFAS 123, HealthGate's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Year ended December 31,
	1999	2000	2001
Net loss
As reported	$(16,731,863)	$(49,533,806)	$(8,160,334)
Pro forma	(18,536,912)	(52,476,623)	(9,256,441)
Basic and diluted net loss per share attributable to common stockholders
As reported	$(16.39)	$(8.87)	$(1.36)
Pro forma	(17.55)	(9.39)	(1.54)

        Under SFAS 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made during the following periods:

	Year ended December 31,
	1999	2000	2001
Expected option term (years)	4	4	4
Risk-free interest rate	5.5%	5.0%	4.1%
Expected volatility	100.0%	100.0%	100.0%
Dividend yield	0.0%	0.0%	0.0%

        A summary of the status of HealthGate's options as of December 31, 1999, 2000 and 2001 and changes during the periods then ended are presented below:

	Year ended December 31,
	1999		2000		2001
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of period	571,365	$2.91	850,060	$13.44	1,193,165	$8.03
Granted	439,081	23.64	830,786	7.35	232,746	1.46
Exercised	(56,915)	2.31	(77,608)	1.44	(20,028)	0.32
Canceled	(103,471)	4.65	(410,073)	19.29	(1,108,062)	8.10

Outstanding at end of period	850,060	$13.44	1,193,165	$8.03	297,821	$3.15

Options available for grant at end of period	584,607		163,894		1,039,210

Options granted at fair value:
Weighted average exercise price		$27.36		$7.35		$1.46

Weighted average fair value		$18.63		$5.40		$1.11

Options granted below fair value:
Weighted average exercise price		$14.55

Weighted average fair value		$20.25

7.    Stockholders' Equity (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2001:

		Options outstanding
				Options exercisable
		Weighted- Average remaining contractual life
	Number outstanding		Weighted- average exercise price	Number exercisable	Weighted- average exercise price
Range of exercise price
Under $0.70	22,403	4.09	$0.44	8,237	$0.10
$1.13	38,450	3.93	$1.13	13,466	$1.13
$1.35—$1.47	13,927	3.65	$1.41	5,873	$1.42
$1.50	100,524	3.81	$1.50	29,691	$1.50
$1.89	7,500	4.31	$1.89	625	$1.89
$2.44	52,325	3.86	$2.44	18,629	$2.44
$2.64—$4.13	46,443	3.38	$3.56	25,389	$3.41
$5.44—$31.32	16,249	3.04	$25.13	7,921	$24.94

        On November 27, 2001, HealthGate commenced an offer to exchange certain options to purchase shares of its common stock, par value $0.03 per share, upon the terms and subject to the conditions described in the Offer to Exchange dated November 27, 2001, as amended (the "Offer"). Under the Offer, employees (including executive officers) were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. Acceptance of the Offer required the employee to also exchange any other options granted to him or her during the six months prior to the commencement of the Offer. The Offer expired on Thursday, December 27, 2001. Pursuant to the terms and conditions described in the Offer, HealthGate accepted for exchange options to purchase 552,290 shares of common stock that were cancelled on December 28, 2001. HealthGate will grant new options to purchase an aggregate of 552,290 shares of common stock in exchange for such tendered options on or promptly after July 1, 2002. The exercise price of the new options will be equal to the fair market value of HealthGate's common stock on the date of grant. The exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.

  Deferred Compensation

        During the year ended December 31, 1999, HealthGate granted stock options to purchase 127,602 shares of its common stock with exercise prices ranging from $2.64 to $28.47 per share. HealthGate recorded compensation expense and deferred compensation relating to these options totaling approximately $693,000 and $2,307,000, respectively, representing the differences between the estimated fair market value of the common stock on the date of grant and the exercise price. Compensation related to options which vest over three years was recorded as a component of stockholders' equity and is being amortized over the vesting periods of the related options. During the year ended December 31, 2000 and 2001, stock options to purchase shares were cancelled as a result of employee terminations, which resulted in the reversal of approximately $503,000 and $33,000, respectively, of deferred compensation.

  Issuance of Warrants and Impairment Charge

        On June 11, 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"), an operating division of General Electric Company and an affiliate of a Series E preferred stock investor (Note 6). HealthGate believed that this agreement would benefit it through the association of the GEMS name with HealthGate in general, and its CHOICE product in particular, and through the efforts of GEMS to distribute both its standard CHOICE product and the GEMS enhanced versions of its CHOICE product. Therefore, in connection with this agreement, HealthGate issued to General Electric Company a warrant to purchase up to 396,600 shares of HealthGate's common stock at an exercise price per share of $28.47. The warrant is immediately exercisable, and has a term of 5 years. The fair value of this warrant was determined to be $10,300,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 5 years, and an interest rate of 5.6%. The value of the warrant was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the one year contractual term of the related development and distribution agreement. On January 1, 2000, the exercise price of the warrant issued to General Electric Company was adjusted from $28.47 to $10.38 per share. As a result of the exercise price adjustment, the fair value of the warrant increased by approximately $1,243,000. This increase was calculated using the Black-Scholes option pricing model, based on an assumed common stock fair value per share of $27.00, 100% volatility, a term of 4.5 years and an interest rate of 5.94%. This incremental value was amortized over the remaining term of the agreement. During the years ended December 31, 2000 and 1999, amortization expense for this warrant totaled $6,028,000 and $5,515,000, respectively.

        In November 1999, HealthGate entered a marketing and reseller agreement with Columbia Information Systems, now known as HCA—Information Technology & Services ("HCA-Information"). In connection with this agreement, HealthGate issued a warrant to CIS Holdings, Inc., for the purchase of up to 647,012 shares of HealthGate's common stock. CIS Holdings, Inc. is an indirect, wholly-owned subsidiary HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation and an affiliate of HCA-Information. The warrant has a term of three years, an exercise price of $33.00, and became exercisable on the consummation of HealthGate's initial public offering on January 31, 2000. At the time of issuance the fair value of this warrant was determined to be approximately $13,500,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 3 years and an interest rate of 6.6%. The value of this warrant was recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the three year contractual term of the related marketing and reseller agreement.

        In 2000, as a result of events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under Statement of Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on this review, the Company determined that a write-down to the carrying value of its marketing and distribution rights asset was appropriate. This conclusion was based on the Company's continued operating losses and workforce reduction, and a modification of its business model to expand focus beyond the hospital market. The Company used a discounted cash flow model, applying a discount rate to projected net cash flow relating to this marketing and distribution rights agreement through its remaining term and arrived at an estimated fair value of $1,315,000. The Company's results of operations for the year ended December 31, 2000 include an impairment charge of $6,935,000 relating to this asset. During 2001, HealthGate evaluated the remaining asset amount of $598,000 and determined that there was no further impairment. These impairment assessments required certain significant estimates, including estimated future cash flows associated with this agreement. It is reasonably possible that assumptions could change in the future which might require additional impairment charges and the impact on future periods could be material. During the years ended December 31, 2001, 2000 and 1999, amortization expense related to this warrant totaled $717,000, $4,500,000 and $750,000, respectively.

        In March 2001, HealthGate issued to NBCi a warrant to purchase 66,666 shares of HealthGate's common stock at $0.5625 per share, the then current market price of HealthGate's stock. A value of approximately $38,000 was ascribed to the warrant, which was recorded as prepaid advertising. HealthGate began to recognize this amount over the remaining term of the amended agreement. In June 2001, HealthGate and NBCi negotiated to end their agreement. The remaining unamortized value of the warrant was then charged to expense.

8.    Income Taxes

        Deferred tax assets are comprised of the following:

	2000	2001
Deferred tax assets:
Net operating loss carryforwards	$16,458,253	$21,786,041
Stock based compensation	302,406	302,409
Marketing and distribution rights	9,768,818	10,064,236
Investment impairment	1,435,688	1,435,688
Deferred revenue	2,672,798	577,959
Other	498,778	408,319

Total deferred tax assets	31,136,741	34,574,652
Deferred tax asset valuation allowance	(31,136,741)	(34,574,652)

	$—	$—

        Realization of total deferred tax assets is dependent upon the generation of future taxable income. HealthGate has provided a valuation allowance for the full amount of its deferred tax assets, since realization of these future benefits is not sufficiently assured.

        Income taxes computed using the federal statutory income tax rate differs from HealthGate's effective tax primarily due to the following:

	Year ended December 31,
	1999	2000	2001
Income tax benefit at U.S. federal statutory rate	$(5,856,152)	$(17,336,832)	$(2,856,117)
State taxes, net of federal tax impact	(1,045,649)	(3,032,074)	(507,586)
Other	(64,273)	(35,576)	(136,334)
Change in valuation allowance	6,966,074	20,404,482	3,500,037

Provision for income taxes	$—	$—	$—

        At December 31, 2001, HealthGate has net operating loss carryforwards and research and development tax credit carryforwards of approximately $53,000,000 and $450,000, respectively, available for federal and foreign purposes to reduce future taxable income and future tax liabilities. If not utilized, these carryforwards will expire at various dates ranging from 2011 to 2021. Under the provisions of the Internal Revenue Code, certain substantial changes in HealthGate's ownership may have limited, or may limit in the future, the amount of net operating loss and research and development tax credit carryforwards which could be used annually to offset future taxable income and income tax liability. The amount of any annual limitation is determined based upon HealthGate's value prior to an ownership change.

        Approximately $300,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercise of non-qualified stock option and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

9.    401(k) Plans

        During 1996, HealthGate established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. In 1999, HealthGate established a new defined contribution savings plan under Section 401(k) of the Internal Revenue Code and terminated the 1996 plan. Both plans cover substantially all employees who meet minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plans may be made at the discretion of the Board of Directors. There were no contributions made under either plan by HealthGate during the years ended December 31, 1999, 2000 or 2001. HealthGate's plans do not invest in the Company's stock.

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

        In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBCi. Under the original agreement, NBCi was to provide various services to promote HealthGate's name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers. In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate paid NBCi a minimum cash fee of $10,000,000 plus a $250,000 production and content integration fee, and in November 1999 HealthGate issued to NBCi 166,666 shares of its common stock. The value of these shares was $4,500,000 at the time of issuance, which was recorded as prepaid advertising. The value of 83,333 shares was amortized as sales and marketing expense on a straight-line basis in 2000, and the value of the other 83,333 shares was recognized based on the delivery of advertising impressions in the first year of the agreement. In September 2000, HealthGate amended this agreement. One of the provisions of the revised agreement was that HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi's consumer Internal portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base.

        In March 2001, HealthGate further amended its agreement with NBCi. Under the amended agreement, HealthGate issued a warrant to purchase 66,666 shares of HealthGate common stock at $0.5625 per share, the then current market price of HealthGate's stock. The Company ascribed a value of approximately $38,000 to the warrant, which was recorded as prepaid advertising and was being amortized over the remaining term of the amended agreement. HealthGate was also to pay NBCi $2,100,000 in cash in 2001 and $2,800,000 in cash in 2002, and was to provide content to NBCi through October 2004. In return, NBCi was to feature HealthGate as the anchor tenant on the men's health, women's health and drugs and medications sections of the Health Channel of the NBCi portal through

October 2002 and share advertising and sponsorship revenue derived from the co-branded www.healthgate.nbci.com Web site with HealthGate through October 2004.

        In June 2001, HealthGate negotiated to end its contract with NBCi. In connection with this termination agreement HealthGate paid NBCi $831,000 during the third quarter of 2001. HealthGate also paid NBCi $592,000 in 2001 under the March 2001 amended agreement. HealthGate's results of operations for the year ended December 31, 2001 include operating expenses of $550,000 relating to HealthGate's agreement with NBCi and a non-recurring charge of $1,070,000 related to the contract termination.

        HealthGate leases all facilities under operating lease agreements and certain equipment under noncancelable capital lease agreements. Total rent expense under noncancelable operating leases was approximately $470,500, $904,000 and $901,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        The future minimum commitments under all noncancelable leases and under agreements to license content from various unrelated third parties at December 31, 2001, were as follows:

	Operating Leases	Capital Leases	Licensed Content
2002	$930,000	$233,000	$509,000
2003	915,000	6,000	174,000
2004	921,000	—	—
2005	462,000	—	—
Thereafter	—	—	—

Total future payments	$3,228,000	$239,000	$683,000

11.    Other Related Party Transactions

        Through the Company's activePress service, HealthGate is the exclusive developer on the Web of a collection of approximately 320 full text journals for Blackwell Science. The Company's agreement with Blackwell Science, as amended, terminated in January 2002. Under this agreement, Blackwell paid HealthGate $1,624,000 in fees in 2001. HealthGate's results of operations for the years ended December 31, 1999, 2000 and 2001 include $774,000, $827,000 and $1,624,000 of revenue relating to this agreement. HealthGate does not expect to have significant revenues from Blackwell Science in 2002. Blackwell Science is a principal stockholder of HealthGate. HealthGate believes that this agreement was an arms length agreement with terms no more or less favorable than agreements made with independent third parties.

        In June 1999, HealthGate entered into a development and distribution agreement with GEMS. The agreement, as amended, runs through June 2002. Under the terms of this agreement, GEMS may sell HealthGate's standard CHOICE product and GEMS' branded enhanced versions of HealthGate's CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. HealthGate's results of operations for the years ended December 31, 1999, 2000 and 2001 include $71,000, $479,000 and $865,000 of revenue from GEMS. Substantially all of this revenue for 2001 was recognized in the first six months of 2001 and no significant revenue is expected in 2002.

12.    Distribution Agreement

        In June 1998, HealthGate entered into a distribution agreement with Data General Corporation ("DG") pursuant to which DG would sell HealthGate's products and services. The agreement was subsequently amended and extended through September 2000. After September 2000, DG was no longer selling HealthGate's products, but was continuing to service the end-user agreements entered into under the agreement through their end term dates and continuing to collect commissions and earn guaranteed advertising as called for in the distribution agreement, as amended.

        During the third quarter of 2001, HealthGate entered into a Termination and Assignment Agreement ("Termination Agreement") with EMC, Corp., the successor to DG ("DG/EMC") effective as of May 31, 2001. Under this Termination Agreement DG/EMC has assigned and HealthGate has assumed all of DG/EMC's rights and obligations under the distribution agreement, as amended. This includes the right to collect license fees, the right to retain commissions previously payable to DG/EMC and the right to interface directly with end users. HealthGate also assumed all responsibility for collecting the license fees and the obligation to pay any guaranteed advertising revenue due to end users. Also under the Termination Agreement, HealthGate and DG/EMC agreed to settle all outstanding accounts receivable, accounts payable, and advertising guarantees owed between the two parties. As a result of this settlement, HealthGate recorded other income of $116,000 in the year ended December 31, 2001.

13.    Geographic and Segment Information

        HealthGate operates in one segment, which is providing healthcare and related information to institutions and individuals through the Internet. HealthGate's revenue from external customers was derived from the following:

	Year ended December 31,
	1999	2000	2001
United States	$2,404,396	$9,635,898	$7,686,477
Canada	—	—	49,068
United Kingdom	837,172	916,843	1,639,559
Total	$3,241,568	$10,552,741	$9,375,104

        Substantially all of HealthGate's long-lived assets were located in the United States for all periods presented.

14.    Unaudited Quarterly Information

        HealthGate's unaudited quarterly results of operations for the years ended December 31, 2000 and 2001, in thousands, were as follows:

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Revenue	$2,533	$3,424	$2,316	$2,280
Total costs and expenses	11,610	15,250	11,707	18,639
Total other income (expense)	(279)	402	(3,195)	191
Net loss	(9,356)	(11,424)	(12,586)	(16,168)
Net loss attributable to common stockholders	(9,462)	(11,424)	(12,586)	(16,168)
Basic and diluted net loss per share attributable to common stockholders	$(2.13)	$(1.92)	$(2.10)	$(2.70)
Shares used in computing basic and diluted net loss per share atributable to common stockholders	4,460	5,951	5,967	5,990
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue	$2,948	$2,433	$1,932	$2,063
Total costs and expenses	5,348	5,858	3,351	5,538
Total other income (expense)	169	108	96	2,186
Net loss	(2,231)	(3,318)	(1,323)	(1,289)
Net loss attributable to common stockholders	(2,231)	(3,318)	(1,323)	(1,289)
Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(0.55)	$(0.22)	$(0.21)
Shares used in computing basic and diluted net loss per share atributable to common stockholders	5,995	5,999	6,014	6,015

15.    Subsequent Event

        On February 12, 2002, HealthGate acquired, from Random House, Inc., the assets of The Natural Pharmacist ("TNP"), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals. HealthGate paid approximately $350,000 in cash to acquire the assets of TNP, consisting primarily of complementary and alternative health content and trademarks. HealthGate will be applying the purchase accounting provisions of SFAS 141 in recording this transaction.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
HEALTHGATE DATA CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
HEALTHGATE DATA CORP. CONSOLIDATED BALANCE SHEETS
HEALTHGATE DATA CORP. CONSOLIDATED STATEMENTS OF OPERATIONS
HEALTHGATE DATA CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
HEALTHGATE DATA CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalents
HEALTHGATE DATA CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS