Form 10-K/A
period 2001-12-31
HEALTHGATE DATA CORP
filed 2002-04-29
CIK 1081630

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 2001 on Form 10-K as set forth in the pages attached hereto:

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

                                    HealthGate Data Corp.

Date:  April 29, 2002               By: /s/ William S. Reece
                                        ----------------------
                                        William S. Reece
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer
                                        (Principal Executive Officer)

Date:  April 29, 2002               By: /s/ Veronica Zsolcsak
                                        ----------------------
                                        Veronica Zsolcsak
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)

Date:  April 29, 2002               By: /s/ Julie Furrier
                                        ----------------------
                                        Julie Furrier
                                        Chief Accounting Officer

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding our directors and executive officers as of March 31, 2002.

NAME                              AGE                   POSITION
----                             ----                   --------
William S. Reece                   36     Chairman of the Board of Directors,
                                           President and Chief Executive Officer
Veronica Zsolcsak                  51     Chief Financial Officer and Treasurer
Rick Lawson                        42     Vice President of Business Development
Gerald E. Bisbee, Jr. Ph.D. (2)    59     Director
Jonathan J. G. Conibear(2)         50     Director
Edson D. de Castro(1)              63     Director
David Friend(1)                    54     Director
William G. Nelson(1)               67     Director
Thomas O. Pyle(2)                  62     Director

----------------------

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

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

     VERONICA ZSOLCSAK has served as HealthGate's Chief Financial Officer and Treasurer since September 2000. Previous to her joining HealthGate, from January 2000 to September 2000, Ms. Zsolcsak was Chief Financial Officer of Infinium, Inc. a provider of financial software applications. During 1999, Ms. Zsolcsak served as Vice President of Operations for Renaissance Worldwide, Inc., a business and technology consulting services company. From 1996 to 1998 Ms. Zsolcsak was Chief Financial Officer of Town & Country Corporation. She has also served as Chief Financial Officer and Vice President of Finance at DRI/McGraw-Hill (1990 to 1993) and held senior financial positions at Wang (1982-1990) and Digital Equipment Corporation (1977 to 1982).

     RICK LAWSON is a founder of HealthGate and has served as a Vice President and Secretary since 1994. From 1987 to 1994, Mr. Lawson served in several positions, including Vice President, Account Services/Operations, Director of User Services and Manager of Customer Service at PaperChase, a medical literature retrieval software company owned by Beth Israel Hospital in Boston.

     GERALD E. BISBEE, JR., PH.D. was elected a Class II Director of HealthGate in August 2000. Since 1998 Dr. Bisbee has been Chairman, President and CEO of ReGen Biologics, Inc., a company that designs, engineers and manufactures tissue engineered products for orthopedic applications. He is also Chairman of The Health Management Academy, a health care education and marketing firm. Since 1989 Dr. Bisbee has been a director of Aros Corporation (formerly known as APACHE Medical Systems, Inc.), a software decision support and content management company for hospitalized critical care patients (where he served as Chairman and Chief Executive Officer from 1989 through 1997 and was re-elected Chairman in December 2000). Dr. Bisbee has served as a director of Cerner Corporation, a software information technology and content solutions company for healthcare organizations and consumers, since February 1988.

     JONATHAN J. G. CONIBEAR has served as a member of our Board of Directors since December 1996. In October 2001, Mr. Conibear became a managing director of Taylor and Francis, a United Kingdom academic research publisher. From 1986 to September 2001, Mr. Conibear served as Executive Director of Blackwell Science, Ltd., the largest publisher of medical societies' journals and one of the world's largest medical publishers, with headquarters in Oxford, U.K. From 1985 to 1997, Mr. Conibear had other responsibilities with Blackwell Science, including President,

Blackwell Science Inc., Blackwell's U.S. subsidiary, Chair, Blackwell's Asian subsidiary, and Sales Director. From 1974 to 1985, Mr. Conibear served in various positions with Oxford University Press.

     EDSON D. DE CASTRO has served as a member of our Board of Directors since December 1994. Since 1997, Mr. de Castro has been a self-employed business consultant. From 1992 to 1997, Mr. de Castro was Chairman of Xenometrix, Inc., a biotechnology company. From 1989 to 1990, Mr. de Castro was Chairman of the Board of Directors of Data General Corporation. From 1968 to 1989, Mr. de Castro served as President and Chief Executive Officer of Data General. Mr. de Castro is a director of AVAX Technologies, Inc., a biopharmaceutical company, and a director of VCampus Corp., a publisher of educational courseware for Internet training programs. Mr. de Castro is also a trustee of Boston University and a Member of the Visiting Committee of Clark University Graduate School of Management Advisory Council. Mr. de Castro is also a Member of the Corporation of Partners Healthcare System, Inc.

     DAVID FRIEND has served as a member of our Board of Directors since April 1995. In June 1999, Mr. Friend became Chief Executive Officer of Sonexis, Inc. (formerly known as eYak, Inc.), a telecommunications software company. From 1995 through December 1999, Mr. Friend served as Chairman of the Board of Directors of FaxNet Corp., a provider of messaging services to the telecommunications industry. During 1994 and 1995, Mr. Friend served as a lecturer at Massachusetts Institute of Technology. From 1983 to 1994, Mr. Friend served as Chairman of the Board of Directors of Pilot Software, an international software firm. Mr. Friend has also been a director of GEAC Computer Corporation, Limited since 2001.

     WILLIAM G. NELSON, PH.D. has served as a member of our Board of Directors since October 2000. Since 1990, Dr. Nelson has been the Chairman of the Board of Directors of HarrisData Corp., a computer software company. Since 1999, Dr. Nelson has also been the Chairman of the Board of Directors of Repository Technologies Inc., a computer software company. Dr. Nelson has been a director of GEAC Computer Corporation, Limited since 1988, additionally from June 1996 through October 2000, Dr. Nelson served as the Chairman of the Board of Directors of GEAC, and from September 1996 until April 1999, he also served as its Chief Executive Officer and President. Since 1986, Dr. Nelson has also served as a director of Manugistics Group, Inc., a provider of intelligent supply chain optimization solutions for enterprises and evolving eBusiness trading networks. From December 1991 to December 1994, Dr. Nelson was President and Chief Executive Officer of Pilot Software, Inc. Dr. Nelson also serves as a trustee of Swarthmore College.

     THOMAS O. PYLE was elected a Class II Director of HealthGate in January 2001. Mr. Pyle became Chairman of PrivaSource, a start-up company, in 2001. From 1978 to 1991, Mr. Pyle served as Chief Executive Officer of Harvard Community Health Plan and from 1993 to 1994 he served as Chief Executive Officer of MetLife Health Care. Mr. Pyle is a director of the Risk Management Foundation of the Harvard Medical Institutions. He served as Chairman from 1981-1990 and from 2000-2002. He was founder of a related organization, Controlled Risk Insurance Company, Ltd. serving as director of that organization from 1976-1998 and 2000-2002 (Chairman 1976-1989 and 2000-2002).
Since 2000, Mr. Pyle has also been a director of Mykrolis Corporation, a supplier to the semiconductor industry.

     Executive officers of HealthGate are elected by the board of directors on an annual basis and serve at the pleasure of the board of directors. There are no family relationships among any of our executive officers or directors.

     Effective with the closing of our initial public offering in January 2000, our board of directors was divided into three classes, each of whose members serve for staggered three-year terms. One class of directors will be elected each year at the annual meeting of stockholders for a term of three years. Mr. Reece and Mr. de Castro presently serve in the class whose term expires at the annual meeting of stockholders in 2002; Mr. Friend and Dr. Nelson presently serve in the class whose term expires at the annual meeting of stockholders in 2003; Dr. Bisbee, Mr. Conibear and Mr. Pyle presently serve in the class whose term expires at the annual meeting of stockholders in 2004. All directors will hold office until their successors have been duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our two other most highly compensated executive officers (the "Named Executive Officers") whose total salary and bonus exceeded $100,000 for services rendered to HealthGate in all capacities during the years ended December 31, 2001, 2000, and 1999.

                                   ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                   -------------------                 ----------------------
                                                                    SECURITIES
                                                                    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR   SALARY ($)    BONUS ($)   OPTIONS (#)   COMPENSATION($)(1)
---------------------------        ----   ----------    ---------   -----------   ------------------
William S. Reece                   2001   240,000       96,650(2)    83,333(7)             51
  President and Chief Executive    2000   243,000            -            -               205
  Officer                          1999   200,000      140,000(4)         -               128

Veronica Zsolcsak                  2001   225,000       42,866(2)     8,333(7)            121
  Chief Financial Officer          2000    61,099(5)    30,000(3)                           -

Rick Lawson                        2001   176,078(6)    41,204(2)    60,000(7)             38
  Vice President of Content and    2000   175,000       34,970(3)         -               150
  Secretary                        1999   120,000       50,000(4)         -                76

----------------------

(1) Represents payments made by the Company in the respective years for term life insurance premiums on behalf of the Named Executive Officers.

(2)  Includes amounts paid in February 2002 for bonuses earned in 2001.

(3)  Represents amounts awarded in February 2001 for bonuses earned in 2000.

(4)  Represents amounts awarded in February 2000 for bonuses earned in 1999.

(5)  Ms. Zsolcsak was hired by HealthGate in September 2000.

(6)  Includes commissions paid in 2002.

(7) All references to number of shares have been adjusted to reflect the 3-for-1 reverse stock split effective July 1, 2001.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2001

     The following table sets forth information concerning the individual grants of stock options to each of the Named Executive Officers who received grants during the fiscal year ending December 31, 2001. All options were granted under HealthGate's 1994 Stock Option Plan.




                                                                                            POTENTIAL REALIZABLE
                             INDIVIDUAL GRANT                                              VALUE AT ASSUMED ANNUAL
               ------------------------------------------                                   RATES OF STOCK PRICE
                     NUMBER OF         PERCENT OF TOTAL                                       APPRECIATION FOR
                    SECURITIES        OPTIONS GRANTED TO                                       OPTION TERM(1)
                UNDERLYING OPTIONS   EMPLOYEES IN FISCAL      EXERCISE     EXPIRATION    -----------------------
   NAME           GRANTED (#)(2)         YEAR (%)(3)        PRICE ($/SH)       DATE        5% ($)         10%
----------     --------------------  --------------------  --------------  ------------  ----------   ----------
William S. Reece       83,333               35.80%              1.50          01/29/06     34,535       76,313
Veronica Zsolcsak       8,333                3.58%              1.50          01/29/06      3,453        7,631
Rick Lawson            60,000               25.78%              1.50          01/29/06     24,865       54,946
-------------

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

(2) All references to number of shares have been adjusted to reflect the 3-for-1 reverse stock split effective July 1, 2001.

(3) In 2001, HealthGate granted options to purchase an aggregate of 232,746 post-split shares of Common Stock.

AGGREGATED OPTION EXERCISES IN 2001 AND 2001 YEAR-END OPTION VALUES

     The following table sets forth certain information with respect to the number and value of option exercises in 2001 and unexercised options held by the Named Executive Officers on December 31, 2001.


                                                  NUMBER OF SECURITIES UNDERLYING   VALUE OF UNEXERCISED IN-THE-
                                                   UNEXERCISED OPTIONS AT FISCAL       MONEY OPTIONS AT FISCAL
                       SHARES                              YEAR-END(#)(2)                    YEAR-END(#)(1)
                    ACQUIRED ON      VALUE         -----------------------------    ----------------------------
NAME                EXERCISE(#)  REALIZED($)(1)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------
William S. Reece         0             0              20,883          62,500             0               0
Veronica Zsolcsak        0             0                   0               0             0               0
Rick Lawson              0             0                   0               0             0               0
------------------------

(1) The value of unexercised in-the-money options represents the difference between $0.45 (the closing price of our Common Stock on December 31, 2001, the last day of our fiscal year), and the exercise price of the stock options, multiplied by the number of shares subject to the stock options.

(2) On November 27, 2001, HealthGate commenced an offer to exchange certain options to purchase shares of its common stock upon the terms and subject to the conditions described in the Offer to Exchange dated November 27, 2001, as amended (the "Exchange Offer"). Under the Exchange Offer, employees, including executive officers, were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. Pursuant to the terms and conditions described in the Exchange Offer, HealthGate accepted for exchange options to purchase 552,290 shares of common stock, which were cancelled on December 28, 2001. Pursuant to the Exchange Offer, Mr. Reece elected to cancel options for the purchase of 99,150 shares, Ms. Zsolcsak elected to cancel options for the purchase of 54,999 shares and Mr. Lawson elected to cancel options for the purchase of 99,660 shares. In accordance with the terms of the Exchange Offer, HealthGate will grant new options to purchase common stock in exchange for such tendered options on or promptly after July 1, 2002. The exercise price of the new options will be equal to the fair market value of our common stock on the date of grant. The contingent issuance of new options on or after July 1, 2002, are not included in this table.

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

     As compensation for their services in 1999 through 2001, in January 1999, each of HealthGate's non-employee Directors was granted stock options for the purchase of 3,305 shares of our Common Stock under our 1994 Stock Option Plan. These options have an exercise price of $2.67 per share, vested in three equal annual installments in January 1999, 2000, and 2001 based on continuing service as a director through each applicable period and expire in January 2004.

     In August 2000, the number of options issued to non-employee Directors for their services was increased from 1,102 per year to 3,333 per year for the three-year period through the second quarter of 2003. Accordingly, in August 2000 stock options for an additional 8,348 shares (which when combined with the January 1999 grants provides for 3,333 shares annually) were granted for the continuing services of each of Messrs. Conibear, de Castro, Friend and Horgen. The August 2000 options were granted under HealthGate's 1994 Stock Option Plan, have an exercise price of $4.125 per share (which was the closing price for our common stock as reported by Nasdaq at the time of grant), vest quarterly over three years based on continuing service as a director and expire in August 2005. Upon their election to the Board of Directors, Drs. Bisbee and Nelson and Mr. Pyle were granted stock options for 10,000 shares of HealthGate's Common Stock in August 2000, October, 2000 and January, 2001, respectively. Each of these options were granted under HealthGate's 1994 Stock Option Plan. Dr. Bisbee's options have an exercise price of $4.125 per share. Dr. Nelson's options have an exercise price of $2.8125 per share. Mr. Pyle's options have an exercise price of $1.407 per share. All exercise prices were based on the closing price for our common stock as reported by Nasdaq at the time of grant. These options all vest quarterly over three years based on continuing service as a director and expire five years from the date of grant.

     In September 2001, in connection with his departure from Blackwell Science, Blackwell's stock options for Mr. Conibear's services as a director stopped vesting and expired without exercise. In October 2001, Mr. Conibear was granted stock options for 10,000 shares of HealthGate's Common Stock for his continuing services as a director. Mr. Conibear's new options have an exercise price of $0.70 per share (which was the closing price for our common stock as reported by Nasdaq at the time of grant), vest quarterly over three years based on continuing service as a director and expire in October 2006.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     Under an employment agreement dated October 1, 1995, HealthGate agreed to employ Mr. Reece as Chairman of the Board, President and Chief Executive Officer of HealthGate for a period of three years beginning on October 1, 1995, to be automatically renewed on an annual basis, unless either party does not wish to extend the employment agreement, in which case the agreement will terminate three years from the applicable renewal date. Under the agreement, Mr. Reece's minimum base salary is $110,000 per annum, subject to annual review by the Board of Directors. Mr. Reece is also eligible to participate in any bonus programs HealthGate adopts. Mr. Reece's 2001 annual base salary was $240,000. Additionally, for 2001 services, Mr. Reece received bonuses of $96,650 under HealthGate's 2001 Executive Bonus Plan.

     HealthGate may terminate Mr. Reece's employment for malfeasance, nonfeasance or breach of the employment agreement, as determined by 75% of the Board of Directors. If we terminate Mr. Reece's employment for malfeasance, nonfeasance or breach of the employment agreement, Mr. Reece will be entitled to receive a lump sum severance payment equal to 12 months' compensation at his then current base salary, the amount of any bonus paid to him in the previous contract year, and any accrued bonus through the date of termination, plus any benefits to which he is entitled for 12 months following the date of termination. We may also terminate Mr. Reece's employment if Mr. Reece is convicted of a felony involving HealthGate. If we terminate Mr. Reece's employment for conviction of a felony involving HealthGate, Mr. Reece will not be entitled to any further compensation under the employment agreement, except as may be required by applicable law.

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

     HealthGate has agreed that if it terminates the employment of certain employees, including Ms. Zsolcsak and Mr. Lawson, without cause, the employee shall be entitled to severance payments comprising the employee's then current base salary and then current health care coverage for six months from the date of termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 31, 2002 by: (a) each person who we know owns beneficially more than 5% of our Common Stock; (b) each of our Directors; (c) each of the Named Executive Officers; and (d) all of our Directors, nominees and executive officers as a group. Unless otherwise indicated, the mailing address for each person and business entity listed below is c/o HealthGate Data Corp., 25 Corporate Drive, Suite 310, Burlington, MA 01803.

                                                         SHARES          PERCENT
                                                       BENEFICIALLY   BENEFICIALLY
BENEFICIAL OWNER                                          OWNED           OWNED (1)
----------------                                       ------------   -------------
General Electric Company(2)...........................   1,232,085           19.2%
  2135 Easton Turnpike
  Fairfield, CT 06431
Blackwell Science, Ltd.(3)............................     673,990           11.2%
  Oxney Mead, Oxford
  OX2 OEL, United Kingdom
HCA,  Inc. (4)........................................     647,012            9.7%
  One Park Plaza
  Nashville, Tennessee 37203
Computer Sciences Corporation(5)......................     599,403            9.9%
  2100 East Grand Avenue
  El Segundo, CA 90245
William S. Reece(6) ..................................     571,274            9.4%
Barry M. Manuel, M.D.(7) .............................     395,933            6.6%
  65 Wellesley Road
  Belmont, MA 02478
NBC Internet, Inc.(8).................................     384,848            6.3%
  225 Bush Street
  San Francisco, CA 94104
Rick Lawson(9)    ....................................     266,066            4.4%
David Friend(10)  ....................................     204,761            3.4%
William G. Nelson(11) ................................     137,943            2.3%
Edson D. de Castro(12)  ..............................      50,689              *
Thomas O. Pyle(13) ...................................      11,666              *
Gerald E. Bisbee, Jr.(14)  ...........................       6,667              *
Jonathan J. G. Conibear(15) ..........................       2,500              *
Veronica M. Zsolcsak(16)  ............................           0              *
Executive officers and directors as a group
  (9 persons)(17).....................................   1,251,566           20.6%
------------------------

* Less than one percent of outstanding shares.

(1) Percentage ownership is based on 6,014,676 shares outstanding as of March 31, 2002. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of March 31, 2002 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Amounts based on Schedule 13D filed by General Electric Capital Corporation on February 11, 2000, this amount includes 396,600 shares of Common Stock issuable pursuant to a warrant granted to General Electric Company in connection with our development and distribution agreement with GE Medical Systems, an operating unit of General Electric Company and 835,485 shares of Common Stock owned by GE Capital Equity Investments, Inc., a wholly-owned subsidiary of General Electric Capital Corporation and an affiliate of

     General Electric Company. GE Capital Equity Investments shares beneficial ownership of the 835,485 outstanding shares with General Electric Capital Corporation with respect to all shares held of record by GE Capital Equity Investments. This amount does not include any shares of our Common Stock beneficially owned by NBC Internet, Inc. and listed separately in this table. We understand that NBC Internet, Inc. is affiliated with General Electric Company. General Electric Company disclaims any beneficial ownership of the shares held by NBC Internet, Inc.

(3) Includes 88,759 shares owned by Blackwell Wissenschafts-Verlag GmbH, a wholly owned subsidiary of Blackwell Science.

(4) Includes 647,012 shares issuable pursuant to a warrant issued to CIS Holdings, Inc., an indirect, wholly owned subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation.

(5) Amounts based on Schedule 13G filed by Computer Sciences Corporation on June 1, 2001.

(6) Includes 34,722 shares of Common Stock issuable to Mr. Reece upon the exercise of stock options. This amount does not include shares of Common Stock issuable to Mr. Reece upon exercise of stock options cancelled under the Company's Exchange Offer and due to be reissued on or after July 1, 2002.

(7) Includes 395,933 shares owned by Dr. Manuel, 105,760 shares held in trusts for which Dr. Manuel serves as trustee for the benefit of his children and grandchildren. Dr. Manuel disclaims beneficial ownership of the 105,760 shares held in trust for the benefit of his children and grandchildren.

(8) Includes 124,643 shares of Common Stock owned by Snap! LLC, a wholly owned subsidiary of NBC, Internet Inc., 193,539 shares of our Common Stock owned by NBC Internet, Inc. and 66,666 shares of our Common Stock issuable pursuant to a warrant issued to NBC Internet, Inc. We understand that NBC Internet, Inc. is affiliated with General Electric Company.

(9) This amount does not include shares of Common Stock issuable to Mr. Lawson upon exercise of stock options cancelled under the Company's Exchange Offer and due to be reissued on or after July 1, 2002.

(10) Includes 8,319 shares of Common Stock issuable to Mr. Friend upon exercise of stock options.

(11) Includes 5,834 shares of Common Stock issuable to Dr. Nelson upon exercise of stock options.

(12) Includes 7,218 shares of Common Stock issuable to Mr. de Castro upon exercise of stock options.

(13) Includes 5,000 shares of Common Stock issuable to Mr. Pyle upon exercise of stock options.

(14) Includes 5,000 shares of Common Stock issuable to Dr. Bisbee upon exercise of stock options.

(15) Includes 2,500 shares of Common Stock issuable to Mr. Conibear upon exercise of stock options.

(16) This amount does not include shares of Common Stock issuable to Ms. Zsolcsak upon exercise of stock options cancelled under the Company's Exchange Offer and due to be reissued on or after July 1, 2002.

(17) Includes 70,260 shares of Common Stock issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In January 2000, HealthGate entered into a new activePress Journal Hosting and Delivery Agreement with Blackwell Science, Ltd. and Munksgaard International Publishers Limited. Blackwell Science, together with Blackwell Wissenshafts-Verlag GmbH, a wholly owned subsidiary of Blackwell Science, owns and holds 673,990 shares of our common stock. Jonathan Conibear, one of our Directors, was an Executive Director of Blackwell Science through September 2001. Pursuant to this agreement, we hosted a Web site for Blackwell Science's journals and other publications through January 2002. Blackwell Science paid us a total of $1,778,000 for fees during 2001. HealthGate does not expect to have significant revenues from Blackwell Science in 2002.

     In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems pursuant to which we agreed to develop GE Medical Systems branded enhanced versions of our CHOICE Web site product and granted GE Medical Systems a license to sell our CHOICE Web site product. In June 2000 and June 2001 the development and distribution agreement was renewed for an additional one-year periods. Pursuant to this agreement, GE Medical Systems paid HealthGate a total of $945,000 in 2001 for GE Medical Systems branded versions of CHOICE web sites. General Electric Company is a principal stockholder of HealthGate.

     In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBC Internet, Inc. ("NBCi"). Under the original agreement, NBCi was to provide various services to promote HealthGate's name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers. In September 2000 HealthGate and NBCi amended this agreement. One of the provisions of the revised agreement was that HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi's consumer Internet portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base. In March 2001, HealthGate further amended its agreement with NBCi. Under the amended agreement, HealthGate issued a warrant to NBCi to purchase 66,666 shares of HealthGate common stock at an exercise price per share of $0.5625 (which was the closing price for our common stock as reported by Nasdaq at the time of the amended agreement). HealthGate was also to pay NBCi $2,100,000 in cash in 2001 and $2,800,000 in cash in 2002, and was to provide content to NBCi through October 2004. In return, NBCi was to feature HealthGate as the anchor tenant on the men's health, women's health and drugs and medications sections of the Health Channel of the NBCi portal through October 2002 and share advertising and sponsorship revenue derived from the co-branded www.healthgate.nbci.com Web site with HealthGate through October 2004. In June 2001, HealthGate negotiated to end its contract with NBCi. In connection with this termination agreement HealthGate paid NBCi $831,000 during the third quarter of 2001. HealthGate also paid NBCi $592,000 in 2001 under the March 2001 amended agreement. HealthGate's results of operations for the year ended December 31, 2001 include operating expenses of $550,000 relating to HealthGate's agreement with NBCi and a non-recurring charge of $1,070,000 related to the contract termination. NBCi is a principal stockholder of HealthGate and an affiliate of General Electric Company, which is also a principal stockholder of HealthGate.

     In November 1999, HealthGate entered into a three-year development agreement with Columbia Information Systems, Inc., now known as HCA-Information Technology & Services, Inc. ("HCA-Information"). Under our original agreement, we agreed to design, develop, and maintain a health portal site for HCA-Information and design, develop and maintain customized, co-branded CHOICE Web sites for up to 280 Columbia/HCA hospitals and affiliates. The original agreement provided for an annual license fee of $3.5 million to be paid by HCA-Information for all products and services that we provided under the agreement. In addition, the original agreement provided for sharing advertising and sponsorship revenues and certain e-commerce revenues. The original agreement allowed HCA-Information to terminate it without cause on June 1, 2001, upon payment of a $1.0 million termination fee to HealthGate. In March 2001, HealthGate and HCA-Information amended the development agreement. The term of the amendment is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of approximately $1.4 million in both 2001 and 2002. The amendment significantly reduces the content that will be made available on the customized HCA CHOICE Web sites, increases the maximum number of hospitals covered to 330 and eliminates HCA-Information's option to terminate the agreement on June 1, 2001. In 2001, HCA-Information paid HealthGate a total of $2.3 million in license fees. HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation holds a warrant for shares of HealthGate's common stock.