Form 10-Q
period 2002-03-31
HEALTHGATE DATA CORP
filed 2002-05-09
CIK 1081630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes ☒        No ☐

The number of shares outstanding of the registrant’s common stock as of April 23, 2002 was 6,014,676.

HealthGate Data Corp.

FORM 10-Q

For the Quarter Ended March 31, 2002

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,650,652	$8,588,708
Accounts receivable, including receivables from related parties of $0 and $7,250 at March 31, 2002 and December 31, 2001, respectively, and net of allowance for doubtful accounts $20,740 at March 31, 2002 and December 31, 2001	654,272	443,622
Prepaid expenses and other current assets	568,527	324,921
Total current assets	7,873,451	9,357,251

Fixed assets, net	3,140,270	3,492,271
Marketing and distribution rights, net	418,420	597,736
Other assets	882,104	322,260
Total assets	$12,314,245	$13,769,518

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligation	$153,152	$213,733
Accounts payable	1,198,456	1,001,232
Accrued expenses	1,723,695	1,925,798
Deferred revenue	3,461,228	3,555,234
Total current liabilities	6,536,531	6,695,997

Long-term portion of capital lease obligation	—	5,823
Other long-term liabilities	1,241,780	1,425,435
Total liabilities	7,778,311	8,127,255
Stockholders’ equity:
Common stock, $.03 par value;
Authorized: 100,000,000 shares
Issued and outstanding: 6,014,676 shares at March 31, 2002 and December 31, 2001	180,440	180,440
Additional paid in capital	99,202,276	99,202,276
Accumulated deficit	(94,846,782)	(93,730,988)
Deferred compensation	—	(9,465)
Total stockholders’ equity	4,535,934	5,642,263
Commitments and contingencies (Notes 4 and 6)	—	—
Total liabilities and stockholders’ equity	$12,314,245	$13,769,518

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Revenue, including revenue from related parties of $116,000 and $1,042,000 for the three months ended March 31, 2002 and 2001, respectively	$1,642,011	$2,768,651
Costs and expenses:
Cost of revenue	473,045	788,158
Research and development	699,698	916,371
Sales and marketing	509,519	1,822,151
General and administrative	1,116,436	1,641,811
Total costs and expenses	2,798,698	5,168,491

Loss from operations	$(1,156,687)	$(2,399,840)

Interest and other income, net	40,893	169,016
Net loss	(1,115,794)	(2,230,824)

Basic and diluted net loss per share	$(0.19)	$(0.37)

Shares used in computing basic and diluted net loss per share	6,014,676	5,994,666

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Cash flows from operating activities:
Net loss	$(1,115,794)	$(2,230,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612,641	889,169
Stock based compensation	9,465	39,656
Changes in assets and liabilities:
Accounts receivable	(184,650)	1,507,227
Prepaid expenses and other current assets	(243,606)	(227,987)
Other assets	(208,333)	(118,760)
Accounts payable	197,224	(1,371,186)
Accrued expenses	(202,103)	(529,550)
Deferred revenue	(94,006)	262,131
Other long-term liabilities	(183,655)	—
Net cash used in operating activities	(1,412,817)	(1,780,124)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	5,174,474
Purchases of fixed assets	—	(42,622)
Acquisition of assets of TNP (Note 5)	(393,200)	—
Expenditures for capitalized software	(65,635)	—
Refund on purchase of fixed assets	—	230,221
Net cash provided by (used in) investing activities	(458,835)	5,362,073

Cash flows from financing activities:
Payment of capital lease obligation	(66,404)	(99,159)
Net cash used in financing activities	(66,404)	(99,159)

Net increase (decrease) in cash and cash equivalents	(1,938,056)	3,482,790

Cash and cash equivalents, beginning of period	8,588,708	4,594,167

Cash and cash equivalents, end of period	$6,650,652	$8,076,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,000	$22,000

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Financial Condition

HealthGate Data Corp. (“HealthGate” or the “Company”) is a provider and electronic publisher of healthcare information to healthcare institutions, corporations and government agencies for professionals, patients, and consumers.  HealthGate currently provides access to this content on an individual resource basis to customers that prefer to choose specific content elements.  HealthGate also provides its CHOICE products which consist of content and related services on a pre-packaged basis.  The Company’s XML-based content can be delivered electronically to its customers or built into clinical software systems.

HealthGate is currently developing additional proprietary content including information that will be tagged using the most popular medical coding vocabularies.  The Company anticipates marketing this content to healthcare institutions and related organizations for use in a variety of clinical and administrative systems.

HealthGate’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business.  At March 31, 2002, the Company had $6,651,000 of cash and cash equivalents, and $1,337,000 of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  For the three months ended March 31, 2002, the Company incurred a net loss of $1,116,000 and negative cash flows from operations of $1,413,000.  Additionally, as of March 31, 2002, the Company had an accumulated deficit of $94,847,000.

In the fourth quarter of 2000, throughout 2001, and in the first quarter of 2002, the Company took numerous actions to substantially reduce operating cash outflows.  These actions included workforce reductions, terminating the Company’s agreement with NBC Internet, Inc. (“NBCi”), and amending or canceling several content arrangements.  Many of these cost savings were made possible through process improvements, development of proprietary content and focusing on content sales and service.  If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

Based on HealthGate’s forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations at least through 2002.  The Company’s future beyond 2002 is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing.  There can be no assurances that the Company will be able to do so.

HealthGate is subject to risks and uncertainties common to growing content and technology-based companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

The accompanying unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements included in HealthGate’s Form 10-K for the year ended December 31, 2001.  However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period.  Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.   Net Loss Per Share

Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options and warrants are anti-dilutive for all periods presented.

3.   Revenue Recognition

HealthGate primarily derives revenue from licensing access to its content repository and other content services, including Web site development and hosting arrangements such as CHOICE® Web sites.  In 2002, HealthGate began entering into publishing agreements with print publishers. HealthGate has also generated revenue from activePress™ services and online advertising, sponsorships and e-commerce, including user subscription and transaction based fees.

HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”). Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate’s authorized reseller, which generally ranges from one to three years.  HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties.  For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee.  Payments made to customers under these guarantees are recorded as reductions of the related customer deposit.  The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement.  For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is recorded as expense upon signing the agreement.  For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller, and the content has been delivered.  Revenue is not recognized in any circumstances unless collectability is deemed probable.

If consideration, including equity instruments, is given to a customer or reseller for which the Company does not receive a separate identifiable benefit with a determinable fair value, the Company characterizes the recognition of such consideration as a reduction of revenue, to the extent there is cumulative revenue from such customer or reseller.  Any excess recognition of such consideration is recorded as an expense.

Revenue from licensing electronic content to print publishers for print distribution is recognized upon delivery of the content as long as HealthGate has no future obligations.

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

HealthGate rarely enters into multi-element service arrangements. When HealthGate does enter into such an arrangement, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value, such as the price charged for each element when sold separately.  If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period.  For all multi-element service arrangements to date, the fair value of each element has not been objectively determinable.  Therefore, all revenue under these contracts has been recognized ratably over the related service period.  For arrangements under which HealthGate receives equity instruments in exchange for services, HealthGate determines the value of the arrangement based on the fair value of the equity received or services provided, whichever is more readily determinable.

4.  Lease Exit Costs

HealthGate leases approximately 32,000 square feet of office space under a lease, which expires in June 2005. HealthGate’s annual cost for this space is at a rate of approximately $28 per square foot per year.   During the fourth quarter of 2001, the Company committed to an exit plan to vacate approximately 20,000 square feet of excess space at its headquarters building.  HealthGate finalized a sublease for a portion of this excess space in February 2002.

HealthGate’s results of operations for the year ended December 31, 2001 included a charge of $1,880,000 as a result of these activities. This charge represents accrual of expenses relating to HealthGate’s continued liability under its lease and is included in liabilities on HealthGate’s balance sheet at December 31, 2001.  The activity for the three months ended March 31, 2002 relating to this accrual is as follows:

Liability at December 31, 2001	$1,879,728
Payments	(218,003)
Payments received from tenant	29,675
Depreciation on leasehold improvements	(10,773)
Liability at March 31, 2002	1,680,627

Less: current portion	(438,847)
Other long-term liabilities	$1,241,780

The charge and accrual included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances.  It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5.   Acquisition

On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist (“TNP”), a publisher of comprehensive evidence based alternative and natural health content for consumers and healthcare professionals. The total purchase price of $393,000 consisted of $350,000 in cash and $43,000 in direct transactional costs.  In accordance with the provisions of SFAS 141, the purchase price was allocated to the assets acquired based on their value at the date of acquisition, with $26,000 of the purchase price allocated to accounts receivable and $367,000 allocated to purchased content.  This purchased content asset is being amortized on a straight-line basis over the estimated three-year life of the underlying asset.  The pro forma effect of this acquisition in the three months ended March 31, 2001 and 2002 would not have been significant.

6.  Commitments and Contingencies

HealthGate has entered into agreements to license content for its services from various unrelated third parties.  Future minimum license payments under these agreements as of March 31, 2002 totaled approximately  $819,000.

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

In October 1999, HealthGate entered into a three-year strategic alliance agreement with Snap! LLC and Xoom.com, Inc. The rights of Snap! LLC and Xoom.com, Inc. were subsequently assigned to NBCi.  Under the original agreement, NBCi was to provide various services to promote HealthGate’s name, the www.healthgate.com Web site, enterprise-based CHOICE Web sites and the products and services HealthGate offers.  In exchange for the services provided to HealthGate by NBCi during the first year of the agreement, HealthGate issued to NBCi 166,666 shares of its common stock in November 1999.  In January 2000, HealthGate paid NBCi a minimum cash fee of $10,000,000 plus a $250,000 production and content integration fee. In September 2000, HealthGate amended this agreement. One of the provisions of the revised agreement was that HealthGate agreed to redirect its user traffic from www.healthgate.com to the Health Channel section of NBCi’s consumer Internal portal at www.nbci.com so that NBCi could count all user traffic as part of its total user base.

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

In June 2001, HealthGate negotiated to end its contract with NBCi.  In connection with this termination agreement HealthGate paid NBCi $831,000 during the third quarter of 2001.  HealthGate also paid $592,000 in 2001 under the March 2001 amended agreement.

NBCi is wholly owned by National Broadcasting Company, a subsidiary of General Electric Company.  General Electric Company is a principal stockholder of HealthGate.

7.   Related Party Transactions

Through the Company’s activePress service, HealthGate was the developer on the Web of a collection of approximately 320 full text journals for Blackwell Science.  The Company’s agreement with Blackwell Science, as amended, terminated in January 2002. HealthGate’s results of operations for the three months ended March 31, 2001 and 2002 include $600,000 and $116,000 respectively, of revenue relating to this agreement.   HealthGate does not expect to have significant revenues from Blackwell Science for the remainder of 2002.  Blackwell Science is a principal stockholder of HealthGate. HealthGate believes that this agreement was an arms length agreement with terms no more or less favorable than agreements made with independent third parties.

In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems  (“GEMS”).  The agreement, as amended, runs through June 2002. Under the terms of this agreement, GEMS may sell HealthGate’s standard CHOICE product and GEMS’ branded enhanced versions of HealthGate’s CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. HealthGate’s results of operations for the three months ended March 31, 2002 include no revenue from GEMS. HealthGate’s results of operations for the three months ended March 31, 2001 include $442,000 of revenue from GEMS.

8.   Research and Development and Software Development Costs

Costs incurred in the research and development of HealthGate’s products are expensed as incurred, except for certain software development costs.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use.  During the three months ended March 31, 2002 development costs totaling $66,000 were capitalized.  These costs will be amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

Costs incurred in the research and development of HealthGate’s content and products, except for certain software development costs as described above, are expensed as incurred.   The cost to develop proprietary content and update existing content is expensed as research and development costs in the period the costs are incurred.

9.   Recently Issued Accounting Pronouncements

The Emerging Issues Task Force recently issued Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-09”).  EITF 01-09 addresses whether a vendor should recognize consideration given to a customer as an expense versus as an offset to revenue being recognized from that same customer.  The provisions of EITF 01-09 are to be applied in financial statements for periods beginning after December 15, 2001.  Financial statements for prior periods must also be reclassified to comply with the requirements.  HealthGate reclassified $179,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc. in November 1999 from expense to a reduction in revenue for the three months ended March 31, 2002 and 2001.

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

Overview

HealthGate Data Corp. (“HealthGate” or the “Company”) is a market-leading provider and electronic publisher of healthcare information. HealthGate offers customers a comprehensive content repository of healthcare information.  HealthGate’s authoritative content has been chosen by more than 600 hospitals in the United States to provide the capability to drive down costs through clinician and patient education, more effective research, improved treatment and regulatory compliance.  The Company’s XML-based content can be delivered electronically to its customers or built into clinical software systems.

On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist (“TNP”), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals.  HealthGate paid a total of approximately $393,000 in cash and direct transactional costs to acquire the assets of TNP, consisting primarily of complementary and alternative health content and trademarks.  HealthGate has applied the purchase accounting provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) in recording this transaction. See Note 5 to the financial statements.

HealthGate’s management believes it has developed a scalable and sustainable business model. The Company’s limited operating history makes an evaluation of the business and its prospects difficult. Investors should not use the Company’s past results as a basis to predict future performance. The Company intends to continue to invest in its content repository.  The Company plans to manage its expenses in line with its revenue growth.  However, HealthGate cannot assure investors that it will achieve significant revenue or profitability or, if significant revenue or profitability is achieved, that the Company will be able to sustain them.

At March 31, 2002, the Company had $6,651,000 of cash and cash equivalents and $1,337,000 of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the three months ended March 31, 2002, the Company incurred a net loss of $1,116,000 and negative cash flows from operations of $1,413,000.  Additionally, as of March 31, 2002, the Company had an accumulated deficit of $94,847,000.

In the fourth quarter of 2000, throughout 2001 and in the first quarter of 2002, the Company took numerous actions to substantially reduce operating cash outflows.  These actions included workforce reductions, terminating the Company’s agreement with NBC, Internet, Inc. (“NBCi”), and amending or canceling several content arrangements.  If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

Critical Accounting Policies and Significant Judgments and Estimates

HealthGate’s discussion and analysis of its financial condition and results of operations are based upon HealthGate’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. HealthGate evaluates its estimates on an on-going basis.  HealthGate bases its estimates on assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A complete description of the critical accounting policies and significant judgments used in the preparation of HealthGate’s consolidated financial statements can be found in the Company’s most recent

Form 10-K.  The following critical accounting policies and significant judgments and estimates represent selected updates to those disclosed in the Company’s most recent Form 10-K.

Revenue Recognition. HealthGate primarily derives revenue from licensing access to its content repository and other content services, including Web site development and hosting arrangements such as CHOICE® Web sites. As of March 31, 2002, HealthGate had a contracted base of 638 hospitals. In 2002, HealthGate also began entering into publishing agreements with print publishers.  HealthGate has also generated revenue from providing activePress™ services, online advertising, sponsorships and e-commerce, including user subscription and transaction based fees.  In order to focus on being a provider and electronic publisher of healthcare information, HealthGate chose to phase out its advertising, sponsorship and e-commerce offerings in November 2000.  Accordingly, there is limited revenue from these activities in 2001. HealthGate’s activePress agreement with Blackwell Science terminated in January 2002.  HealthGate no longer provides activePress services.

HealthGate commercially introduced its CHOICE Web site product in early 1999 and in October 2000, the Company released its CHOICE 3.0 platform.  Under CHOICE Web site arrangements, HealthGate is generally paid an upfront fee for developing, implementing and hosting a CHOICE Web site for a customer. In addition, the arrangements provided the opportunity to place third party advertising and sponsorship on the customer’s CHOICE Web site. HealthGate collects the fees for this advertising and sponsorship from the third party and pays a commission to the customer. However, as part of an agreement with 14 of the initial CHOICE customers, HealthGate guaranteed minimum advertising and sponsorship commissions to these customers in amounts approximately equal to the fees paid to HealthGate by the customer for the initial term of their CHOICE agreements and, in a few cases, in amounts that exceed those fees. Once these 14 customers have paid the upfront fee to HealthGate or, if applicable, to an authorized reseller, HealthGate is obligated to pay these guaranteed commissions to the customer, generally on a quarterly basis, regardless of whether or not any advertising or sponsorship has actually been sold on the CHOICE Web site. HealthGate entered into these types of arrangements for promotional purposes to establish the CHOICE Web site product but, beginning in July 1999, discontinued the use of these arrangements.  As of March 31, 2002, there were 6 of these arrangements still in effect.  HealthGate no longer offers advertising guarantees to its customers.

HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”). Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate’s authorized reseller, which generally ranges from one to three years.  HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties.  For any arrangement in which HealthGate guarantees advertising commissions to the customer, HealthGate records fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee.  Payments made to customers under these guarantees are recorded as reductions of the related customer deposit.  The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, is recognized as revenue ratably over the term of the underlying agreement.  For those arrangements in which HealthGate guarantees advertising and sponsorship commissions in excess of the fees paid by the customer, the excess is recorded as expense upon signing the agreement.  For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller, and the content has been delivered.  Revenue is not recognized in any circumstances unless collectability is deemed probable.

Effective January 1, 2002, HealthGate adopted Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-09”).  EITF 01-09 addresses whether a vendor should recognize consideration given to a customer as an expense or as an offset to revenue being recognized from that same customer.  Consideration given to a customer is presumed to be a reduction of revenue unless both of the following conditions are met:

(a)                                  HealthGate receives an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer’s purchase of HealthGate’s products that HealthGate could have purchased the products or services from a third party.

(b)                                 HealthGate can reasonably estimate the fair value of the benefit received.

If both of these conditions are met, consideration paid to the customer may be recognized as expense.

Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted.  As a result, HealthGate reclassified $179,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc. in November 1999 from expense to a reduction in revenue for the three months ended March 31, 2002 and 2001. Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments.  If HealthGate reached different conclusions, reported revenues could be materially different.

In November 1999, HealthGate entered into a three year development agreement with Columbia Information Systems, Inc., now known as HCA-Information Technology & Services, Inc. (“HCA-Information”), a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation (“HCA”), to design, develop and maintain customized, co-branded CHOICE Web sites for up to 280 HCA hospitals and affiliates.  The agreement provided for an annual license fee of $3,500,000 to be paid by HCA-Information for all products and services that HealthGate provides under the agreement.  The agreement could be terminated without cause by HCA-Information on June 1, 2001, upon payment of a $1,000,000 termination fee to HealthGate.  HealthGate began delivering customized co-branded CHOICE Web sites pursuant to this agreement in December 1999.  In March 2001, HealthGate and HCA-Information amended the development agreement.  The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of approximately $1,417,000 in both 2001 and 2002.  The amendment significantly reduces the content that will be made available on the customized HCA-Information CHOICE Web sites, increases the maximum number of hospitals covered to 330 and eliminates HCA-Information’s option to terminate the Agreement on June 1, 2001.  The annual license fees from this agreement are recognized ratably over the term of the amended agreement.  As of March 31, 2002, the Company had delivered 279 customized co-branded CHOICE Web sites to HCA hospitals.

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

Marketing and Distribution Rights.      In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems (“GEMS”), an affiliate of a General Electric Company. Under the terms of this agreement, GEMS may sell HealthGate’s standard CHOICE product and GEMS’ branded enhanced versions of HealthGate’s CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. In connection with this agreement, HealthGate issued a warrant to General Electric Company for the purchase of up to 396,600 shares of HealthGate’s common stock. The warrant has a term of five years, was immediately exercisable and had an original exercise price of $28.47 per share, which exercise price was adjusted to $10.38 per share on January 1, 2000. The fair value of this warrant was determined to be $10,300,000 at the time of issuance using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 5 years, and an interest rate of 5.6%. This amount was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the one year contractual term of the related development and distribution agreement. In connection with the exercise price adjustment to $10.38 per share on January 1, 2000, the value of the marketing and distribution rights increased by approximately $1,243,000. This incremental value was amortized over the remaining term of the development and distribution agreement. The warrant was fully amortized in 2000.

In November 1999, HealthGate entered into a three-year marketing and reseller agreement with Columbia Information Systems, Inc., now know as HCA-Information Technology & Services, Inc. (“HCA-Information”), a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation (“HCA”), under which HCA-Information agreed to endorse HealthGate as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA hospitals and affiliates. The agreement provides HealthGate, among other things, the right to make a first offer to provide services for adding content to the HCA-Information’s health portal site and any site owned or operated by or affiliated with HCA-Information or HCA. Further, HCA-Information may, for a commission, market and sell HealthGate’s CHOICE products to entities unaffiliated with HCA, subject to HealthGate’s approval. In connection with this agreement HealthGate issued a warrant to CIS Holdings, Inc., an affiliate of HCA and HCA-Information, for the purchase of up to 647,012 shares of HealthGate’s common stock. The warrant has a term of three years, an exercise price per share of $33.00 and became exercisable in January 2000 upon HealthGate’s initial public offering. The fair value of this warrant was determined to be $13,500,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 3 years, and an interest rate of 6.6%.  This amount was recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the three-year contractual term of the related agreement.

When issued, HealthGate concluded that it was appropriate to record the value of the warrants as assets and amortize the assets over the contractual term of the related agreements rather than record one-time charges, because the Company believed there was value to being associated with these partners that would lead to future revenues to HealthGate from third parties.  If the Company had reached a different conclusion it would have yielded materially different results. The valuations of the warrants required certain significant judgments and estimates, including the term, volatility and interest rates that were used in the Black-Scholes valuation model.  If different assumptions and estimates had been made the amount capitalized and the related amortization could have been materially different.

Upon adoption of EITF 01-09 on January 1, 2002, HealthGate reviewed its agreements to determine whether the Company’s accounting would be impacted.  HealthGate determined that it could not reasonably estimate the fair value of the services received from HCA-Information and that, accordingly, the warrant granted to CIS Holdings, Inc. did not meet the criteria in EITF 01-09 for classification as expense.  As a result, HealthGate reclassified $179,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc. from expense to a reduction in revenue for the three months ended March 31, 2002 and 2001.

Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments.  If HealthGate reached different conclusions, reported revenues could be materially different.

Non-Cash Expenses

HealthGate recorded deferred compensation of $2,307,000 in 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants.  The difference is recorded as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options, typically three years.  Of the total deferred compensation amount, approximately $9,000 and $40,000 was amortized during the three months ended March 31, 2002 and 2001, respectively. There are no remaining amounts of deferred compensation as of March 31, 2002.

On November 27, 2001, HealthGate commenced an offer to exchange certain options held by employees to purchase shares of its common stock, par value $0.03 per share, upon the terms and subject to the conditions described in the Offer to Exchange dated November 27, 2001, as amended (the “Offer”). Under the Offer, employees (including executive officers) were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. Acceptance of the Offer required the employee to exchange any other options granted to him or her during the six months prior to the commencement of the Offer. The Offer expired on Thursday, December 27, 2001. Pursuant to the terms and conditions described in the Offer, HealthGate accepted for exchange options to purchase up to 552,290 shares of common stock, which were cancelled on December 28, 2001.  HealthGate will grant new options to purchase an aggregate of 552,290 shares of common stock in exchange for such tendered options on or promptly after July 1, 2002. The exercise price of the new options will be equal to the fair market value of HealthGate’s common stock on the date of grant. The exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” and is not expected to result in any additional compensation charges or variable plan accounting.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2002 with the Three Months Ended March 31, 2001

Revenue

Total revenue for the three months ended March 31, 2002 decreased by $1,127,000 or 41% compared to the three months ended March 31, 2001.  Substantially all of the revenue in both periods was derived from content services.  The revenue decrease is related to the amendment of HealthGate’s agreement with HCA-Information, the termination of the Company’s agreement with Blackwell Science and decreases in revenue under the Company’s agreement with GEMS.

In March 2001, HealthGate and HCA-Information amended their Co-Branded CHOICE Web Site Agreement.  The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of approximately $1,400,000 in both 2001 and 2002.  The amendment significantly reduced the content available on the customized HCA-Information CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA-Information’s option to terminate the Agreement on June 1, 2001.  Revenue relating to this agreement was $546,000 and $246,000 during the three months ended March 31, 2001 and 2002, respectively.  In accordance with EITF 01-09, revenue in each period has been reduced by $179,000 related to the reclassification of amortization of marketing and distribution rights from operating expense.

The three months ended March 31, 2002 included revenue of $246,000 (15%) from one customer, and included related party revenue of $116,000 (7%) from Blackwell Science. The three months ended March 31, 2001 included revenue of $546,000 (20%) from one customer and related party revenue of $600,000 (22%) from Blackwell Science and $442,000 (16%) from GEMS. HealthGate’s agreement with Blackwell Science terminated in January 2002.

Costs and Expenses

Cost of Revenue.    Cost of revenue consists primarily of editorial costs to update existing proprietary content and build new proprietary content as well as royalties associated with licensed content, amortization of capitalized content related software projects, and related equipment and software costs.  Cost of revenue decreased by 40% to $473,000 in the three months ended March 31, 2002 from $788,000 in the three months ended March 31, 2001, due primarily to decreased royalty expenses for licensed content resulting from the replacement of several licensed sources of content with proprietary content and to decreased amortization resulting from the completion of amortization of capitalized software development costs for software placed in service in the fourth quarter of 2000.  As a percentage of total revenue, cost of revenue increased slightly from 28% for the three months ended March 31, 2001 to 29% for the three months ended March 31, 2002.

Research and Development.     Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company’s Web-based content enhancement initiatives. Research and development expenses decreased to $700,000 for the three months ended March 31, 2002 from $916,000 for the three months ended March 31, 2001, due primarily to savings in salaries and related costs for technical and development personnel resulting from cost containment measures taken throughout 2001 and in the first quarter of 2002.  During the three months ended March 31, 2002, software development costs totaling $66,000 relating to the Company’s Project Intellect strategic initiative were capitalized.  These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use.

Sales and Marketing.     Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities.  Sales and marketing expenses decreased to $510,000 in the three months ended March 31, 2002 from $1,822,000 in the three months ended March 31, 2001.  This decrease was largely due to savings in salaries and related costs and promotional activities resulting from cost containment measures taken throughout 2001 and in the first quarter of 2002.  This decrease was also due to the termination of the Company's agreement with NBCi in June 2001. Expenses related to NBCi were $330,000 for the three months ended March 31, 2001 with no similar amounts incurred in the three months ended March 31, 2002.

General and Administrative.     General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs.  General and administrative expenses decreased to $1,116,000 in the three months ended March 31, 2002 from  $1,642,000 in the three months ended March 31, 2001.  This decrease primarily relates to savings in salaries and related costs resulting from realignment of personnel.

Interest and Other Income, Net.   Interest and other income (net) includes interest income, interest expense, and other income.  Interest income for the three months ended March 31, 2002 was $29,000 compared to $190,000 for the three months ended March 31, 2001.  The decrease is the result of lower invested cash balances and lower interest rates in the current period.  Interest expense for the three months ended March 31, 2002 was $9,000 compared to $21,000 for the three months ended March 31, 2001.  Other income, net for the three months ended March 31, 2002 was $21,000.  There was no significant other income for the three months ended March 31, 2001.

Income Taxes.    HealthGate has incurred significant losses for all periods from inception through March 31, 2002.  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company’s lack of earnings history.

Liquidity and Capital Resources

Since inception and prior to HealthGate’s January 2000 initial public offering and concurrent private sale of common stock, operations were primarily financed by the private placement of debt and equity securities.  In January 2000, HealthGate completed its initial public offering of common stock and a concurrent private placement of common stock and realized net proceeds of approximately $44,472,000.  A portion of the net proceeds was used to repay a $2,000,000 long-term note payable, which was secured by substantially all of the Company’s tangible and intangible assets.  In addition, in connection with the conversion of then outstanding preferred stock, the Company paid cash for accrued dividends on Series E preferred stock totaling $465,000.

For the three months ended March 31, 2002, cash used in operations was $1,413,000.  The Company’s net loss of $1,116,000, reduced for non-cash expenses including depreciation and amortization of $613,000 and stock-based compensation of $9,000 was a net use of  $494,000.  An increase in accounts receivable resulted in a use of operating cash of $185,000.  Increases in prepaid expenses and other assets primarily resulting from pre-payment of an insurance policy resulted in a use of $452,000 of operating cash and decreases in accrued expenses resulted in a use of $202,000 of operating cash.  Net change in all other operating assets and liabilities resulted in a net increase in operating cash of  $80,000.

For the three months ended March 31, 2001, cash used in operating activities was $1,780,000.  The Company’s net loss of $2,231,000, reduced for non-cash expenses including depreciation and amortization of $889,000 and stock-based compensation of $40,000 was a net use of  $1,302,000.  During the first quarter of 2001, HealthGate’s net accounts receivable balance decreased, creating a net increase in operating cash of $1,507,000.  This decrease in net accounts receivable was primarily the result of increased collection efforts.  Decreases in accounts payable and accrued expenses resulted in a use of $1,901,000 of operating cash.  Payments were primarily for liabilities recorded at December 31, 2000.  Net changes in all other operating assets and liabilities resulted in a net decrease in operating cash of approximately $85,000 for the three months ended March 31, 2001.

Net cash used in investing activities for the three months ended March 31, 2002 was $459,000, consisting primarily of $393,000 of cash used to acquire certain assets of The Natural Pharmacist.  The total purchase price of $393,000 consisted of $350,000 in cash and $43,000 in direct transactional costs.  The Company also used $66,000 for capitalized software development costs.   Net cash provided by investing activities for the three months ended March 31, 2001 was $5,362,000 resulting from proceeds from sales and marketable securities of $5,174,000 and reimbursement of on purchases of fixed assets of $230,000.  In the three months ended March 31, 2001, HealthGate used $43,000 to purchase fixed assets.

Cash used in financing activities in the three months ended March 31, 2002 was $66,000, which consisted of the payment of obligations under capital lease arrangements.  Cash used in financing activities in the three months ended March 31, 2001 was $99,000 which consisted of the payment of obligations under capital lease arrangements.

The following table sets forth HealthGate’s contractual obligations by period:

Contractual Obligations	2002	2003-2004	Thereafter	Total
Operating leases	$702,425	$1,834,639	$462,202	$2,999,267
Capital lease obligations	157,362	5,993	—	163,355
Content licensing obligations	499,225	319,458	—	818,683

At March 31, 2002, the Company has $6,651,000 of cash and cash equivalents and $1,337,000 of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the three months ended March 31, 2002, the Company incurred a net loss of $1,116,000 and negative cash flows from operations of $1,413,000. Additionally, as of March 31, 2002, the Company had an accumulated deficit of $94,847,000.

In the fourth quarter of 2000, throughout 2001, and in the first quarter of 2002, the Company took numerous actions to substantially reduce operating cash outflows.  These actions included workforce reductions, terminating the Company’s agreement with NBCi, and amending or canceling several content arrangements.  Further, if the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

Based on the Company’s current forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations through at least the next twelve months.

The Company’s future beyond the next twelve months is dependent on its ability to achieve break even or positive cash flow, or raise additional financing.  There can be no assurance that the Company will be able to do so.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS 142 also requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill’s impairment and that other intangibles be amortized over their useful lives.  HealthGate adopted SFAS 142 on January 1, 2002.  The adoption of SFAS 142 has not had a material impact on HealthGate’s financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sales and supersedes SFAS 121.  The adoption of SFAS 144 has not had a material impact on HealthGate’s financial position or results of operations.

The Emerging Issues Task Force recently issued Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-09”).  EITF 01-09 addresses whether a vendor should recognize consideration given to a customer as an expense versus as an offset to revenue being recognized from that same customer.  The provisions of EITF 01-09 are to be applied in financial statements for periods beginning after December 15, 2001.  Financial statements for prior periods must also be reclassified to comply with the requirements.  HealthGate reclassified $179,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc. in November 1999 from expense to a reduction in revenue for the three months ended March 31, 2002 and 2001.

Risk Factors

HealthGate’s business involves significant risks and uncertainties.  HealthGate operates in a highly competitive and rapidly evolving Internet industry.  The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate’s long-term viability and its ability to achieve its intended business objectives.    At March 31, 2002, the Company had $6,651,000 of cash and cash equivalents and $1,337,000 of working capital.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the three months ended March 31, 2002, the Company incurred a net loss of $1,116,000 and negative cash flow from operations of $1,413,000.  The Company had an accumulated deficit of $94,847,000 at March 31, 2002.

In the fourth quarter of 2000, throughout 2001 and the first quarter of 2002, HealthGate took numerous actions to substantially reduce operating cash outflows.  These actions included workforce reductions, terminating the Company’s agreement with NBCi and amending or canceling several content arrangements.  Many of these cost savings were made possible through process improvements, development of additional proprietary content and focusing on content sales and services. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

Based on the Company’s current forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations for at least the next twelve months.  The

Company’s future beyond the next twelve months is dependent on its ability to maintain break-even or positive cash flow, or raise additional financing.  There can be no assurances that the Company will be able to do so.

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

The success of the Company’s business will depend on HealthGate’s ability to sell its content products and services.  HealthGate’s products and services include licensing content on both an individual resource basis and on a pre-packaged basis.  HealthGate licenses access to portions of its content on an individual content resource basis to customers that prefer to choose specific content resources.  HealthGate sells its CHOICE Web site products consisting of content and related services on a pre-packaged basis.

A key element of the Company’s strategy is to continue to increase sales and licensing into the hospital market as well as to expand sales and licensing into other healthcare markets, such as payors and pharmaceutical companies.  If HealthGate is unable to increase sales and licensing, the Company’s business prospects, results of operations and the market price of the Company’s common stock could be materially adversely affected.

Failure to regain compliance with the listing requirements for Nasdaq could result in the Company’s stock being delisted which may adversely affect the market price of HealthGate’s stock in a manner unrelated to the Company’s performance.  HealthGate’s common stock is presently listed on the Nasdaq National Market.  Beginning in 2000 there have been periods of time during which HealthGate has been out of compliance with one or both of the $5,000,000 market value of public float and $1.00 minimum bid requirements of the Nasdaq National Market.  HealthGate has been out of compliance with both listing requirements since August 2001.  In December 2000, HealthGate was notified by Nasdaq that it was not in compliance with these listing requirements.  HealthGate was granted a hearing on April 26, 2001 and while the final determination of hearing was pending, HealthGate’s common stock remained listed on the Nasdaq National Market.  In connection with Nasdaq’s October 2001 suspension of minimum bid price and market value of public float requirements until January 2, 2002, the Nasdaq Listing Qualifications Panel determined to continue the listing of HealthGate’s common stock on the Nasdaq National Market.  On February 14, 2002, HealthGate was notified by Nasdaq that it was not in compliance with both the $5,000,000 market value of public float and $1.00 minimum bid requirements of the Nasdaq National Market.  Nasdaq is allowing HealthGate through May 15, 2002 to regain compliance. If HealthGate is not in compliance with Nasdaq National Market listing requirements on that date, Nasdaq staff may notify HealthGate of a determination to delist the stock. If an initial delisting decision is made by the staff, HealthGate may appeal the decision as permitted by Nasdaq rules.  Nasdaq also stated that HealthGate may apply to transfer its securities to the Nasdaq SmallCap Market before May 15, 2002 for which there is a $1,000,000 market value of public float requirement and a grace period through August 13, 2002 to comply with the Nasdaq SmallCap Market’s $1.00 minimum bid price requirement.  The Company is considering its alternatives with respect to its Nasdaq listing and the Company cannot predict whether it will regain compliance with Nasdaq National Market listing requirements, whether it will be listed on the Nasdaq SmallCap Market and be able to remain listed on the Nasdaq SmallCap Market, or what effect a delisting from the Nasdaq National Market or the Nasdaq SmallCap Market would have on the market price of the Company’s stock.

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

HealthGate’s ability to develop and implement its Project Intellect strategic initiative will affect the Company’s long-term success. HealthGate has undertaken a project to assign multiple medical indexing vocabularies, such as ICD-9-CM and SNOMED, to selected content assets in the Company’s hosted repository.  The Company believes that the success of this initiative will strengthen its position in the marketplace by allowing HealthGate to interface with a wide range of clinical and administrative applications, such as scheduling tools, electronic medical records, laboratory results and pharmaceutical systems, and open up additional markets such as insurance companies, managed care and pharmaceutical companies. There can be no assurance that the Company will be able to successfully develop the software and tools necessary to efficiently add the vocabularies to its content repository nor can it be assumed that HealthGate can effectively market this new initiative beyond its current customer market.  If HealthGate is unsuccessful at either, then the future success of the Company may be affected.

A significant portion of HealthGate’s revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company’s business unless the Company finds other significant customers.  Historically, HealthGate has generated a substantial portion of its revenue from a few customers. In the three months ended March 31, 2002, one customer, HCA-Information (an affiliate of a HealthGate warrant holder), accounted for 15% of the Company’s total revenue.

In March 2001, HealthGate and HCA-Information amended their Co-Branded CHOICE Web Site Agreement.  The original agreement initially provided for annual license fees of $3,500,000 to be paid by HCA-Information to HealthGate.  The amendment significantly reduced the content that is available on the customized HCA-Information CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA-Information’s option to terminate the Agreement on June 1, 2001.  The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of $1,417,000 in both 2001 and 2002. HealthGate expects to continue to generate a substantial portion of its revenue in the near future from HCA-Information. In December 2001, HealthGate entered into a beta agreement for Project Intellect with HCA-Information.

Blackwell Science (a stockholder) that has historically accounted for a significant portion of HealthGate’s revenue, accounted for 7% of HealthGate’s total revenue for the three months ended March 31, 2002.  HealthGate’s agreement with Blackwell Science terminated on January 31, 2002. HealthGate will not derive significant revenue from Blackwell Science in the remainder of 2002.

HealthGate’s agreement with GEMS, as amended, runs through June 2002.  Revenues derived under this agreement have been significant in prior periods.  No revenue was recognized from GEMS in the three months ended March 31, 2002 and no significant revenue from GEMS under this agreement is expected in the remainder of 2002.

The loss of HCA-Information as a customer or HealthGate’s failure to obtain other significant customers and sources of revenues to replace the revenue previously derived from Blackwell Science and GEMS could adversely affect the Company’s business.

HealthGate’s quarterly operating results may fluctuate, which could affect the market price of HealthGate’s common stock in a manner unrelated to the Company’s long-term performance.  The Company’s quarterly revenue, expenses and operating results may fluctuate in the future, which could affect the market price of the common stock in a manner unrelated to the Company’s long-term operating performance. Quarterly fluctuations could result from a number of factors, including:

•                                          Development or acquisition of new content which may require up front investments; and,

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

In March 1999, HealthGate entered into an Internet Data Center Services Agreement with Exodus Communications, Inc. to house all of the Company’s central computer facility servers at Exodus’s Internet Data Center in Waltham, Massachusetts. In September 2001, Exodus filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and in December 2001 was purchased by Cable and Wireless.  HealthGate does not presently maintain fully redundant systems at separate locations, so the Company’s operations depend on Exodus’s ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers, neither Exodus nor Cable & Wireless guarantees that HealthGate’s Internet access will be uninterrupted, error-free or secure.

 HealthGate has also developed a disaster recovery plan to respond to system failures. HealthGate cannot guarantee that its disaster recovery plan is capable of being implemented successfully. HealthGate cannot guarantee that the Company’s insurance will be adequate to compensate it for all losses that may occur as a result of any system failure.

HealthGate’s business prospects may suffer if it is not able to successfully retain key personnel.   HealthGate has grown from three employees at the end of 1994 to 41 employees as of March 31, 2002. HealthGate’s future success depends on the Company’s ability to retain, train, motivate, identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. Competition for highly skilled personnel is intense. In particular, skilled employees are highly sought after in the Boston area, and the Company cannot guarantee that it will be able to retain or attract these employees.

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

HealthGate’s business may be adversely affected if the Company is not able to effectively protect its intellectual property rights.  HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company’s “HealthGate,” “HealthGate Data,” “CHOICE,” “MedGate,” “ReADER,” “activePress,” and its HealthGate logo trademarks in the United States.  On February 12, 2002, HealthGate acquired the U.S. registered trademark for “The Natural Pharmacist” along with the trademark registration for “TNP.com”. Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate’s proprietary rights to the same extent, as do the laws of the United States.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters.  HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments.  To minimize this risk, HealthGate maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds.  In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate.  In addition, HealthGate invests in relatively short-term securities.  HealthGate does not use derivative financial instruments in its investment portfolio.  HealthGate limits its default risk by purchasing only investment grade securities.  As of March 31, 2002, all of HealthGate’s investments were in money market funds. Cash and cash equivalents were approximately $6,651,000 at March 31, 2002.

PART II

OTHER INFORMATION

Item 5.                    Other Information

Rick Lawson, Vice President, has resigned as an employee and officer of HealthGate Data Corp effective May 13, 2002.  Beginning May 14, 2002, Mr. Lawson will continue to work with HealthGate as a consultant on a part-time basis on specified projects.

Item 6.                    Exhibits and Reports on Form 8-K

(a)          Exhibits

None.

(b)          Reports on Form 8-K

No reports on Form 8-K were filed by HealthGate during the three months ended

March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.

Dated: May 9, 2002	By:	/s/ William S. Reece
William S. Reece
Chairman of the Board of Directors and
Chief Executive Officer

Dated: May 9, 2002	By:	/s/ Veronica Zsolcsak
Veronica Zsolcsak
Chief Financial Officer
(Principal Financial Officer)