Form 10-Q
period 2002-06-30
HEALTHGATE DATA CORP
filed 2002-08-01
CIK 1081630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of July 22, 2002 was 6,014,676.

HealthGate Data Corp.
FORM 10-Q
For the Quarter Ended June 30, 2002

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 6.	Exhibits and Reports on Form 8-K	28
Signatures		29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,569,544	$8,588,708
Accounts receivable, including receivables from related parties of $0 and $7,250 at June 30, 2002 and December 31, 2001, respectively, and net of allowance for doubtful accounts $9,050 and $20,740 at June 30, 2002 and December 31, 2001, respectively	183,924	43,622
Prepaid expenses and other current assets	511,487	324,921

Total current assets	6,264,955	9,357,251
Fixed assets, net	2,575,767	3,492,271
Marketing and distribution rights, net	239,104	597,736
Other assets	764,085	322,260

Total assets	$9,843,911	$13,769,518

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation	$83,639	$213,733
Accounts payable	909,726	1,001,232
Accrued expenses	1,656,688	1,925,798
Deferred revenue	2,743,727	3,555,234

Total current liabilities	5,393,780	6,695,997
Long-term portion of capital lease obligation	—	5,823
Other long-term liabilities	1,160,561	1,425,435

Total liabilities	6,554,341	8,127,255

Stockholders' equity:
Common stock, $.03 par value; Authorized: 100,000,000 shares Issued and outstanding: 6,014,676 shares at June 30, 2002 and December 31, 2001	180,440	180,440
Additional paid in capital	99,202,276	99,202,276
Accumulated deficit	(96,093,146)	(93,730,988)
Deferred compensation	—	(9,465)

Total stockholders' equity	3,289,570	5,642,263
Commitments and contingencies (Notes 4 and 6)	—	—

Total liabilities and stockholders' equity	$9,843,911	$13,769,518

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Revenue, including revenue from related parties of $0 and $709,311 for the three months ended June 30, 2002 and 2001, respectively and $115,583 and $1,764,220 for the six months ended June 30, 2002 and 2001, respectively	$1,503,261	$2,253,297	$3,145,272	$5,021,947
Costs and expenses:
Cost of revenue	740,515	837,867	1,213,560	1,626,025
Research and development	605,067	774,534	1,304,765	1,690,904
Sales and marketing	388,349	2,458,855	897,868	4,281,005
General and administrative	1,098,436	1,607,602	2,214,872	3,249,413

Total costs and expenses	2,832,367	5,678,858	5,631,065	10,847,347

Loss from operations	$(1,329,106)	$(3,425,561)	$(2,485,793)	$(5,825,400)
Interest and other income, net	82,742	107,961	123,635	276,976

Net loss	$(1,246,364)	$(3,317,600)	$(2,362,158)	$(5,548,424)

Basic and diluted net loss per share	$(0.21)	$(0.55)	$(0.39)	$(0.93)
Shares used in computing basic and diluted net loss per share	6,014,676	5,999,441	6,014,676	5,997,067

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Cash flows from operating activities:
Net loss	$(2,362,158)	$(5,548,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,436,605	1,807,076
Stock based compensation	9,465	76,737
Loss on sales of fixed assets	—	22,958
Changes in assets and liabilities:
Accounts receivable	259,698	1,976,749
Prepaid expenses and other current assets	(186,566)	115,326
Other assets	(93,833)	(118,760)
Accounts payable	(91,506)	(1,542,753)
Accrued expenses	(269,110)	(259,208)
Deferred revenue	(811,507)	(257,408)
Other long-term liabilities	(264,874)	—

Net cash used in operating activities	(2,373,786)	(3,727,707)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	4,931,061
Purchases of fixed assets	—	(113,058)
Acquisition of assets of TNP	(393,200)	—
Expenditures for capitalized software	(116,261)	(428,116)
Refund on purchase of fixed assets	—	247,735

Net cash provided by (used in) investing activities	(509,461)	4,637,622

Cash flows from financing activities:
Payment of capital lease obligation	(135,917)	(157,049)
Proceeds from issuance of common stock	—	6,085

Net cash used in financing activities	(135,917)	(150,964)

Net increase (decrease) in cash and cash equivalents	(3,019,164)	758,951
Cash and cash equivalents, beginning of period	8,588,708	4,594,167

Cash and cash equivalents, end of period	$5,569,544	$5,353,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,000	$40,000

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

        HealthGate has recently developed additional proprietary content including information that is tagged using the most popular medical coding vocabularies. The Company anticipates marketing this content to healthcare institutions and related healthcare organizations for use in a variety of clinical systems. In 2002, HealthGate was an early adopter of Microsoft's.NET XML services platform which enables applications to communicate and share data regardless of operating system, device, or programming language. During the second quarter, HealthGate began development of HealthGate OnSite which will enable customers to download HealthGate's content files and host them on their own servers.

        HealthGate's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. At June 30, 2002, the Company had $5,570,000 of cash and cash equivalents, and $871,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. For the six months ended June 30, 2002, the Company incurred a net loss of $2,362,000 and negative cash flows from operations of $2,374,000. Additionally as of June 30, 2002, the Company had an accumulated deficit of $96,093,000.

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

        HealthGate is subject to risks and uncertainties common to technology-based companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

        The accompanying unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements included in HealthGate's Form 10-K for the year ended December 31, 2001. However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. Net Loss Per Share

        Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from exercise of stock options and warrants are anti-dilutive for all periods presented. As of June 30, 2002, options to purchase 249,816 shares of the Company's stock and warrants to purchase 1,110,279 shares of the Company's common stock were outstanding.

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

        If consideration, including equity instruments, is given to a customer or reseller for which the Company does not receive a separate identifiable benefit with a determinable fair value, the Company characterizes the recognition of such consideration as a reduction in revenue, to the extent there is cumulative revenue from such customer or reseller. Any excess recognition of such consideration is recorded as a expense.

        Revenue from licensing electronic content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long HealthGate has no material future obligations.

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

        HealthGate's results of operations for the year ended December 31, 2001 included a charge of $1,880,000 as a result of these activities. This charge represents accrual of expenses relating to HealthGate's continued liability under its lease and is included in liabilities on HealthGate's balance sheet at December 31, 2001. The activity for the six months ended June 30, 2002 relating to this accrual are as follows:

Payments	$(367,308)
Payments received from tenant	89,026
Depreciation on leasehold improvements	(21,545)

Liability at June 30, 2002	1,579,901
Less: current portion	(419,340)

Other long-term liabilities	$1,160,561

        The charge and accrual included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances. It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5. Acquisition

        On February 12, 2002, HealthGate acquired, from Random House, Inc., the assets of The Natural Pharmacist ("TNP"), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals. The total purchase price of $393,000 consisted of

$350,000 in cash and $43,000 in direct transactional costs. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, the purchase price was allocated to the assets acquired based on their value at the date of acquisition, with $48,000 of the purchase price being allocated to accounts receivable and $345,000 allocated to purchased content. This purchased content asset is being amortized on a straight-line basis over the estimated three-year life of the underlying asset. The pro forma effect of this acquisition in the three and six months ended June 30, 2001 and 2002 would not have been significant.

6. Other Commitments and Contingencies

        HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of June 30, 2002 totaled approximately $564,000.

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

        From time to time HealthGate becomes subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at June 30, 2002 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

7. Related Party Transactions

        Through the Company's activePress service, HealthGate was the developer on the Web of a collection of approximately 320 full text journals for Blackwell Science. The Company's agreement with Blackwell Science, as amended, expired in January 2002. HealthGate's results of operations for the six months ended June 30, 2002 and 2001 include $116,000 and $926,000 of revenue relating to this agreement. HealthGate does not expect to have significant revenues from Blackwell Science for the remainder of 2002. Blackwell Science is a principal stockholder of HealthGate.

        In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"). The agreement, as amended, runs through June 2003. Under the terms of this agreement, GEMS may sell HealthGate's standard CHOICE product and GEMS' branded enhanced versions of HealthGate's CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. HealthGate's results of operations for the three and six months ended June 30, 2002 include no revenue from GEMS. HealthGate's results of operations for the three and six months ended June 30, 2001 include $397,000 and $839,000, respectively of revenue from GEMS.

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

8. Research and Development and Software Development Costs

        Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the three and six months ended June 30, 2002 development costs totaling $51,000 and $116,000, respectively, were capitalized. These costs will be amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This report on Form 10-Q contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward-looking statements reflect management's current expectations, are based on many assumptions and are subject to certain risks and uncertainties. Factors that might cause or contribute to such differences are described further below and in the periodic reports and registration statements HealthGate files from time to time with the Securities and Exchange Commission, including HealthGate's most recent Form 10-K. Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this report on Form 10-Q. HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

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

        On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist ("TNP"), a publisher of comprehensive evidenced-based alternative and natural health content for consumers and healthcare professionals. HealthGate paid approximately $393,000, consisting of $350,000 in cash and approximately $43,000 in direct transactional costs, to acquire the assets of TNP, consisting primarily of complementary and alternative health content and trademarks. HealthGate has applied the purchase accounting provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") in recording this transaction. See Note 5 to the financial statements.

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

        At June 30, 2002, the Company had $5,570,000 of cash and cash equivalents and $871,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the six months ended June 30, 2002, the Company incurred a net loss of $2,362,000 and negative cash flows from operations of $2,374,000. Additionally, as of June 30, 2002, the Company had an accumulated deficit of $96,093,000.

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

        A complete description of critical accounting policies and significant judgments used in the preparation of HealthGate's consolidated financial statements can be found in the Company's most recent Form 10-K. The following critical accounting policies and significant judgments and estimates represent selected updates to those disclosed in the Form 10-K.

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

        Effective January 1, 2002, HealthGate adopted Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration given to a customer as an expense or as an offset to revenue being recognized from that same customer. Consideration given to a customer is presumed to be a reduction in revenue unless both of the following conditions are met:

    (a)
    HealthGate receives an identifiable benefit in exchange for the consideration and the identifiable benefit is sufficiently separable from the customer's purchase of HealthGate's products that HealthGate could have purchased the products or services from a third party.

    (b)
    HealthGate can reasonably estimate the fair value of the benefit received.

        If both conditions are met, consideration paid to the customer may be recognized as expense.

        Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted. As a result, HealthGate has reclassified $179,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc. in November 1999 from expense to a reduction in revenue for each of the three months ended June 30, 2002 and 2001 and reclassified amortization of $359,000 relating to this warrant for each of the six months ended June 30, 2002 and 2001 from expense to a reduction in revenue. Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments. If HealthGate reached different conclusions, reported revenues could be materially different.

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

        In March 2001, HealthGate and HCA-Information amended the development agreement. The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of approximately $1,417,000 in both 2001 and 2002. The amendment significantly reduced the content that will be made available on the customized HCA-Information CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA-Information's option to terminate the Agreement on June 1, 2001. The annual license fees from this agreement are recognized ratably over the term of the amended agreement. As of June 30, 2002, the Company had delivered 287 customized co-branded CHOICE Web sites to HCA hospitals.

        Revenue from licensing electronic content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long HealthGate has no material future obligations.

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

        Software Development and Content Development Costs.    Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes certain costs, primarily internal labor, incurred during the application development stage of software developed for internal use. These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended purpose. During the six months ended June 30, 2002, $116,000 of software development costs were capitalized. During the three months ended March 31, 2002 $66,000 of software development costs were capitalized relating to HealthGate's Project Intellect initiative. HealthGate began amortizing these expenses to cost of revenue in April 2002. During the three months ended June 30, 2002, HealthGate capitalized $50,000 of software development costs related to a new development project. HealthGate expects to capitalize additional software development costs during the remainder of 2002. HealthGate has made a significant judgment in estimating the useful life of the capitalized software to be one year. Operating results would be materially different if a different useful life were used.

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

        In November 1999, HealthGate entered into a three-year marketing and reseller agreement with Columbia Information Systems, Inc., now known as HCA-Information Technology & Services, Inc. ("HCA-Information"), a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation ("HCA"), under which HCA-Information agreed to endorse HealthGate as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA hospitals and affiliates. The agreement provides HealthGate, among other things, the right to make a first offer to provide services for adding content to the HCA-Information's health portal site and any site owned or operated by or affiliated with HCA-Information or HCA. Further, HCA-Information may, for a commission, market and sell HealthGate's CHOICE products to entities unaffiliated with

HCA, subject to HealthGate's approval. In connection with this agreement HealthGate issued a warrant to CIS Holdings, Inc., an affiliate of HCA and HCA-Information, for the purchase of up to 647,012 shares of HealthGate's common stock. The warrant has a term of three years, an exercise price per share of $33.00 and became exercisable in January 2000 upon HealthGate's initial public offering. The fair value of this warrant was determined to be $13,500,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 3 years, and an interest rate of 6.6%. This amount was recorded as marketing and distribution rights, and is being amortized on a straight-line basis over the three-year contractual term of the related agreement.

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

        Upon adoption of EITF 01-09 on January 1, 2002, HealthGate reviewed its agreements to determine whether the Company's accounting would be impacted. HealthGate determined that it could not reasonably estimate the fair value of the services received from HCA-Information and that, accordingly, the warrant granted to CIS Holdings, Inc. did not meet the criteria in EITF 01-09 for classification as an expense. As a result HealthGate reclassified $179,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc. from expense to a reduction in revenue for each of the three months ended June 30, 2002 and 2001 and reclassified amortization of $359,000 relating to this warrant from expense to a reduction in revenue for each of the six months ended June 30, 2002 and 2001.

        Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments. If HealthGate reached different conclusions, reported revenues could be materially different.

        Impairments of Long-Lived Assets.    HealthGate periodically evaluates its long-lived assets for potential impairment under Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company performs such evaluations when events or changes in circumstance suggest that the carrying value of an asset or group of assets is not recoverable. Indicators of potential impairment include:

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

        If an indicator of potential impairment is believed to exist, the Company tests to determine whether the impairment recognition criterion of SFAS 144 has been met. The Company tests this by preparing a projection of future undiscounted cash flows expected to be generated by the asset, and determining whether those cash flows are less than the carrying amount of the asset. In this assessment, assets are grouped at the lowest level for which cash flows are identifiable and largely independent of cash flows of other asset groups. The projection of expected future cash flows includes the Company's best estimate of all applicable cash inflows from operations, any cash outflows necessary to obtain those cash inflows, and any residual value of the asset. If the projected undiscounted cash flows are less than the carrying amount of the asset or group of assets, an impairment is determined to exist.

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

        In evaluating long-lived assets for potential impairment, the Company makes several significant estimates and judgments, including: determining the appropriate grouping of assets at the lowest level for which cash flows are available, estimating future cash flows associated with the asset or group of assets, and determining an appropriate discount rate to use in the analysis. Use of different estimates and judgments could yield materially different results in the Company's analysis, and could result in materially different asset impairment charges.

Non-Cash Expenses

        HealthGate recorded deferred compensation of $2,307,000 in 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically three years. Of the total deferred compensation amount, approximately $9,000 and $77,000 was amortized during the six months ended June 30, 2002 and 2001, respectively. There are no remaining amounts of deferred compensation as of June 30, 2002.

        On November 27, 2001, HealthGate commenced an offer to exchange certain options to purchase shares of its common stock, par value $0.03 per share, upon the terms and subject to the conditions described in the Offer to Exchange dated November 27, 2001, as amended (the "Offer"). Under the Offer, employees (including executive officers) were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. Acceptance of the Offer required the employee to exchange any other options granted to him or her during the six months prior to the commencement of the Offer. The Offer expired on Thursday, December 27, 2001. Pursuant to the terms and conditions described in the Offer, HealthGate accepted for exchange options to purchase 552,290 shares of common stock, which were cancelled on December 28, 2001. On July 8, 2002, HealthGate granted new options to purchase an aggregate of 322,141 shares of common stock in exchange for such tendered options. The exercise price of the new options was equal to the fair market value of HealthGate's common stock on the date of grant. The exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and Emerging Issues Task Force Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44," and did not result in any additional compensation charges or variable plan accounting.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2002 with the Three Months Ended June 30, 2001

Revenue

        Total revenue for the three months ended June 30, 2002 decreased by $750,000 or 33% compared to the three months ended June 30, 2001. Substantially all of the revenue in both periods was derived from content services. The revenue decrease is primarily related to the expiration of HealthGate's agreement with Blackwell Science and decreases in revenue under the Company's agreement with GEMS.

        In March 2001, HealthGate and HCA-Information amended their Co-Branded CHOICE Web Site Agreement. The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of approximately $1,400,000 in both 2001 and 2002. The amendment significantly reduced the content available on the customized HCA-Information CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA-Information's option to terminate the Agreement on June 1, 2001. Revenue relating to this agreement was $246,000 during each of the three months ended June 30, 2002 and June 30, 2001. In accordance with EITF 01-09, revenue in each period has been reduced by $179,000 related to the reclassification of amortization of marketing and distribution rights from operating expense.

        The three months ended June 30, 2002, included revenue of $246,000 (16%) from one customer. The three months ended June 30, 2001 included revenue of $246,000 (11%) from one customer, and related party revenue of $325,000 (14%) from Blackwell Science and $397,000 (18%) from GEMS. HealthGate's agreement with Blackwell Science expired in January 2002.

Costs and Expenses

        Cost of Revenue.    Cost of revenue consists primarily of editorial costs to refresh existing proprietary content and build new proprietary content as well as royalties associated with licensed content, amortization of capitalized content related software projects, and related equipment and software costs. Cost of revenue decreased to $741,000 in the three months ended June 30, 2002 from $838,000 in the three months ended June 30, 2001, due primarily to decreased royalty expenses for licensed content resulting from the replacement of several licensed sources of content with proprietary content and savings for technical and development services resulting from cost containment measures taken throughout 2001 and the first six months of 2002. These decreases were partially offset by increased amortization relating to capitalized software development costs for software placed in service in the second quarter of 2002. As a percentage of total revenue, cost of revenue increased from 37% for the three months ended June 30, 2001 to 49% for the three months ended June 30, 2002.

        Research and Development.    Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's Web-based content enhancement initiatives. Research and development expenses decreased to $605,000 for the three months ended June 30, 2002 from $775,000 for the three months ended June 30, 2001, due primarily to savings in salaries and related costs for technical and development personnel and consultants resulting from cost containment measures taken throughout 2001 and the first six months of 2002. During the three months ended June 30, 2001, software development costs totaling $428,000 were capitalized. These costs began being amortized into cost of revenue over the one-year estimated life of the related software in April 2002. During the three months ended June 30, 2002, approximately $50,000 of software development costs were capitalized. These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses decreased to $388,000 in the three months ended June 30, 2002 from $2,459,000 in the three months ended June 30, 2001. A significant portion of this decrease was due to expenses relating to the Company's relationship with NBCi of $1,290,000 for the three months ended June 30, 2001. No similar amounts were incurred in the three months ended June 30, 2002 as a result of the termination of the Company's agreement with NBCi in June 2001. This decrease was also due to savings in salaries and related costs and promotional activities resulting from cost containment measures taken in the fourth quarter of 2000 and throughout 2001.

        General and Administrative.    General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses decreased to $1,098,000 in the three months ended June 30, 2002 from $1,607,000 in the three months ended June 30, 2001. This decrease primarily relates to savings in salaries and related costs resulting from cost containment measures.

        Interest and Other Income, Net.    Interest and other income (net) includes interest income, interest expense, and other income. Interest income for the three months ended June 30, 2002 was $24,000 compared to $121,000 for the three months ended June 30, 2001. The decrease is the result of lower invested cash balances and lower interest rates in the current period. Interest expense for the three months ended June 30, 2002 was $6,000 compared to $18,000 for the three months ended June 30, 2001. Other income, net for the three months ended June 30, 2002 was $65,000 compared to $5,000 for the three months ended June 30, 2001.

        Income Taxes.    HealthGate has incurred significant losses for all periods from inception through June 30, 2002. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company's lack of earnings history.

Comparison of the Six Months Ended June 30, 2002 with the Six Months Ended June 30, 2001

Revenue

        Total revenue for the six months ended June 30, 2002 decreased by $1,877,000 or 37% compared to the six months ended June 30, 2001. Substantially all of the revenue in both periods was derived from content services. The revenue decrease is primarily related to the amendment of HealthGate's agreement with HCA-Information, the expiration of the Company's agreement with Blackwell Science and decreases in revenue under the Company's agreement with GEMS.

        In March 2001, HealthGate and HCA-Information amended their Co-Branded CHOICE Web Site Agreement. The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of approximately $1,400,000 in both 2001 and 2002. The amendment significantly reduced the content available on the customized HCA-Information CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA-Information's option to terminate the Agreement on June 1, 2001. Revenue relating to this agreement was $491,000 and $791,000 during the six months ended June 30, 2002 and June 30, 2001, respectively. In accordance with EITF 01-09, revenue in each period has been reduced by $359,000 related to the reclassification of amortization of marketing and distribution rights from operating expense.

        The six months ended June 30, 2002, included revenue of $491,000 (16%) from one customer and included related party revenue of $116,000 (4%) from Blackwell Science. The six months ended June 30, 2001 included revenue of $791,000 (16%) from one customer, and related party revenue of $926,000 (18%) from Blackwell Science and $839,000 (17%) from GEMS. HealthGate's agreement with Blackwell Science expired in January 2002.

Costs and Expenses

        Cost of Revenue.    Cost of revenue decreased to $1,214,000 in the six months ended June 30, 2002 from $1,626,000 in the six months ended June 30, 2001, due in part to decreased royalty expenses for licensed content resulting from the replacement of several licensed sources of content with proprietary content. Additionally, cost of revenue for the six months ended June 30, 2001 included $330,000 of amortization of capitalized software development costs for software placed in service in the fourth quarter of 2000 versus amortization of $213,000 in the six months ended June 20, 2002 relating to capitalized software development costs for software placed in service in the second quarter of 2002. As a percentage of total revenue, cost of revenue increased from 32% for the six months ended June 30, 2001 to 38% for the three months ended June 30, 2002.

        Research and Development.    Research and development expenses decreased to $1,305,000 for the six months ended June 30, 2002 from $1,691,000 for the six months ended June 30, 2001, due primarily to savings in salaries and related costs for technical and development personnel and consultants resulting from cost containment measures taken throughout 2001 and the first six months of 2002. During the six months ended June 30, 2002, software development costs totaling $116,000 were capitalized. These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use.

        Sales and Marketing.    Sales and marketing expenses decreased to $898,000 in the six months ended June 30, 2002 from $4,281,000 in the six months ended June 30, 2001. A significant portion of this decrease was due to expenses relating to the Company's relationship with NBCi of $1,620,000 for the six months ended June 30, 2001. No similar amounts were incurred in the six months ended June 30, 2002 as a result of the termination of the Company's agreement with NBCi in June 2001. This decrease was also due to savings in salaries and related costs and promotional activities resulting from cost containment measures throughout 2001 and the first six months of 2002.

        General and Administrative.    General and administrative expenses decreased to $2,215,000 in the six months ended June 30, 2002 from $3,249,000 in the six months ended June 30, 2001. This decrease primarily relates to savings in salaries and related costs resulting from cost containment measures and realignment of personnel.

        Interest and Other Income, Net.    Interest income for the six months ended June 30, 2002 was $54,000 compared to $311,000 for the six months ended June 30, 2001. The decrease is the result of lower invested cash balances and lower interest rates in the current period. Interest expense for the six months ended June 30, 2002 was $15,000 compared to $40,000 for the six months ended June 30, 2001. Other income, net for the six months ended June 30, 2002 was $86,000 compared to $5,000 for the six months ended June 30, 2001.

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

        For the six months ended June 30, 2002, cash used in operations was $2,374,000. The Company's net loss of $2,362,000, reduced for non-cash expenses including depreciation and amortization of $1,437,000 and stock-based compensation of $9,000 was a net use of $916,000. Decreases in accounts receivable due to improved collection efforts resulted in an increase in operating cash of $260,000. Increases in prepaid expenses and other assets resulting from pre-payment of an insurance policy resulted in a use of $280,000 of operating cash and decreases in accounts payable, accrued expenses and other long-term liabilities resulted in a use of approximately $626,000 of operating cash. Decreases in deferred revenue resulted in a use of operating cash of $812,000.

        For the six months ended June 30, 2001, cash used in operating activities was $3,728,000. The Company's net loss of $5,548,000, reduced for non-cash expenses including depreciation and amortization of $1,807,000 and stock-based compensation of $77,000 was a net use of $3,664,000. During the first six months of 2001, HealthGate's net accounts receivable balance decreased, creating a net increase in operating cash of $1,977,000. This decrease in net accounts receivable was primarily the result of increased collection efforts. Decreases in accounts payable and accrued expenses resulted in a use of $1,802,000 of operating cash. Payments were primarily for liabilities recorded at December 31, 2000. Net changes in all other operating assets and liabilities resulted in a net decrease in operating cash of approximately $239,000 for the six months ended June 30, 2001.

        Net cash used in investing activities for the six months ended June 30, 2002 was $509,000, consisting primarily of $393,000 of cash used to acquire certain assets of The Natural Pharmacist and $116,000 used for capitalized software development costs. Net cash provided by investing activities for the six months ended June 30, 2001 was $4,638,000 resulting from proceeds from sales and marketable securities of $4,931,000 and reimbursement of on purchases of fixed assets of $248,000. In the six months ended June 30, 2001, HealthGate used $113,000 to purchase fixed assets and used $428,000 for capitalized software costs.

        Cash used in financing activities in the six months ended June 30, 2002 was $136,000, which consisted of the payment of obligations under capital lease arrangements. Cash used in financing activities in the six months ended June 30, 2001 was $151,000 which consisted primarily of the payment of obligations under capital lease arrangements.

        The following table sets forth HealthGate's contractual obligations by period:

Contractual Obligations	July 1, 2002 to December 31, 2002	2003-2004	Thereafter	Total
Operating leases	475,000	1,836,000	462,000	2,773,000
Capital lease obligations	82,000	6,000	—	88,000
Content licensing obligations	232,000	332,000	—	564,000

        At June 30, 2002, the Company has $5,570,000 of cash and marketable securities and $871,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the six months ended June 30, 2002, the Company incurred a net loss of $2,362,000 and negative cash flows from operations of $2,374,000. Additionally, as of June 30, 2002, the Company had an accumulated deficit of $96,093,000.

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

        Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate's long-term viability and its ability to achieve its intended business objectives.    At June 30, 2002, the Company had $5,570,000 of cash and cash equivalents and $871,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the six months ended June 30, 2002, the Company incurred a net loss of $2,362,000 and negative cash flow from operations of $2,374,000. The Company had an accumulated deficit of $96,093,000 at June 30, 2002.

        HealthGate has taken numerous actions to substantially reduce operating cash outflows. These actions included workforce reductions, terminating the Company's agreement with NBCi and amending or canceling several content arrangements. Many of these cost savings were made possible through process improvements, development of additional proprietary content and focusing on content sales and services. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

        A key element of the Company's strategy is to continue sales and licensing into the hospital market as well as to expand sales and licensing into other healthcare markets, such as payors and pharmaceutical companies and to continue entering into agreements with print publishers. If HealthGate is unable to increase sales and licensing, the Company's business prospects, results of operations and the market price of the Company's common stock could be materially adversely affected.

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

        HealthGate's ability to implement its Project Intellect strategic initiative will affect the Company's long-term success.    HealthGate undertook a project to assign multiple medical indexing vocabularies, such as ICD-9-CM and SNOMED, to selected content assets in the Company's hosted repository. The Company believes that the success of this initiative will strengthen its position in the marketplace by allowing HealthGate to interface with a wide range of clinical and administrative applications, such as scheduling tools, electronic medical records, laboratory results and pharmaceutical systems, and open up additional markets such as insurance companies, managed care and pharmaceutical companies. Although the Company has successfully developed the software and tools necessary to efficiently add the vocabularies to its content repository, there can be no assurance that the Company will be able to successfully market this new initiative. If HealthGate is unsuccessful at marketing the new initiative, then the future success of the Company may be affected.

        A significant portion of HealthGate's revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company's business unless the Company finds other significant customers.    Historically, HealthGate has generated a substantial portion of its revenue from a few customers. In the six months ended June 30, 2002, one customer, HCA-Information (an affiliate of a HealthGate warrant holder), accounted for 16% of the Company's total revenue.

        In March 2001, HealthGate and HCA-Information amended their Co-Branded CHOICE Web Site Agreement. The original agreement initially provided for annual license fees of $3,500,000 to be paid by HCA-Information to HealthGate. The amendment significantly reduced the content that is available on the customized HCA-Information CHOICE Web sites, increased the maximum number of hospitals covered to 330 and eliminated HCA-Information's option to terminate the Agreement on June 1, 2001. The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of $1,417,000 in both 2001 and 2002. HealthGate expects to continue to generate a substantial portion of its revenue in the near future from HCA-Information. In December 2001, HealthGate entered into a beta agreement for Project Intellect with HCA—Information.

        Blackwell Science (a stockholder) that has historically accounted for a significant portion of HealthGate's revenue, accounted for 4% of HealthGate's total revenue for the six months ended June 30, 2002. HealthGate's agreement with Blackwell Science terminated on January 31, 2002. HealthGate will not derive significant revenue from Blackwell Science in the remainder of 2002.

        HealthGate's agreement with GEMS, as amended, runs through June 2003. Revenues derived under this agreement have been significant prior to 2002. No revenue was recognized from GEMS in the six months ended June 30, 2002 and no significant revenue from GEMS is expected in the remainder 2002.

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

        The performance of HealthGate's Web sites and computer systems is critical to its business and the business will suffer if the Company experiences system failures.    The performance of HealthGate's Web sites and computer systems is critical to the Company's reputation and ability to attract and retain users, customers, advertisers and subscribers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which often experience development delays and may contain undetected errors or failures when introduced into the Company's existing systems. HealthGate experienced a minor unscheduled service interruption of approximately four hours in 1998 and a minor unscheduled service interruption of approximately 1 hour in 2002. In April 2001, HealthGate's activePress service experienced an unscheduled service interruption of approximately six hours. The Company cannot guarantee that it will not experience more significant service interruptions in the future. The Company is also dependent upon Web browsers and Internet service providers to provide Internet users access to its Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. The Company also depends on certain information providers to deliver information and data feeds to it on a timely basis. HealthGate Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of the Company's content or an increase in response time on the Company's Web sites could cause it to lose potential or existing users, customers, advertisers or subscribers and could result in damage to its reputation and brand name or a decline in the Company's stock price.

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

        HealthGate's business prospects may suffer if it is not able to successfully retain key personnel.    HealthGate has grown from three employees at the end of 1994 to 41 employees as of June 30, 2002. HealthGate's future success depends on the Company's ability to retain, train, motivate, identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. Competition for highly skilled personnel is intense, and the Company cannot guarantee that it will be able to retain or attract skilled personnel.

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

        HealthGate's business depends on its ability to provide a comprehensive library of healthcare information.    A significant portion of HealthGate's content is proprietary. HealthGate licenses the rest of its content from third parties. These licenses are generally non-exclusive, have an initial term of one year and are renewable. In addition, a number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. HealthGate cannot guarantee that it will be able to continue to license its present content or be able to develop or license sufficient additional content to provide a diverse and comprehensive library.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments. To minimize this risk, HealthGate maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds. In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. HealthGate limits its default risk by purchasing only investment grade securities. As of June 30, 2002, all of HealthGate's investments were in money market funds. Cash and cash equivalents were approximately $5,570,000 at June 30, 2002.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        HealthGate's Annual Meeting of stockholders was held on June 18, 2002 in Wakefield, Massachusetts.

        The vote to elect two persons as Class III Directors of HealthGate was as follows:

	Number of Shares
Nominee	For	Withheld Authority
Edson D. de Castro	5,224,307	20,215
William S. Reece	5,224,307	20,215

        Accordingly. Messrs. Reece and de Castro were elected as Class III Directors to serve for a three-year term until the 2005 Annual Meeting of Stockholders and until their successors are elected and qualified. Class I directors (David Friend and William G. Nelson, Ph.D.) whose terms are scheduled to expire at the 2003 Annual Meeting of Stockholders and Class II directors (Gerald E. Bisbee, Jr., Ph.D., Jonathan J.G. Conibear and Thomas O. Pyle) whose terms are scheduled to expire at the 2004 Annual Meeting of Stockholders have terms as directors that continue after the June 2002 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

  99.1
  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

  99.2
  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed by HealthGate during the three months ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.
Dated: August 1, 2002	By:	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer
Dated: August 1, 2002	By:	/s/ VERONICA ZSOLCSAK Veronica Zsolcsak Chief Financial Officer (Principal Financial Officer)

QuickLinks

HealthGate Data Corp. FORM 10-Q For the Quarter Ended June 30, 2002 INDEX
HEALTHGATE DATA CORP. CONDENSED CONSOLIDATED BALANCE SHEET
HEALTHGATE DATA CORP. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
HEALTHGATE DATA CORP. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalents (unaudited)
HEALTHGATE DATA CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II OTHER INFORMATION
SIGNATURES