Form 10-Q
period 2002-09-30
HEALTHGATE DATA CORP
filed 2002-11-07
CIK 1081630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the registrant's common stock as of October 31, 2002 was 6,014,676.

HealthGate Data Corp.
FORM 10-Q
For the Quarter Ended September 30, 2002

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,024,745	$8,588,708
Accounts receivable, including receivables from related parties of $0 and $7,250 at September 30, 2002 and December 31, 2001, respectively, and net of allowance for doubtful accounts $9,050 and $20,740 at September 30, 2002 and December 31, 2001, respectively	261,595	443,622
Prepaid expenses and other current assets	530,882	324,921

Total current assets	5,817,222	9,357,251
Fixed assets, net	2,055,636	3,492,271
Marketing and distribution rights, net	59,788	597,736
Other assets	673,062	322,260

Total assets	$8,605,708	$13,769,518

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation	$24,069	$213,733
Accounts payable	882,216	1,001,232
Accrued expenses	1,890,052	1,925,798
Deferred revenue	2,541,670	3,555,234

Total current liabilities	5,338,007	6,695,997
Long-term portion of capital lease obligation	—	5,823
Other long-term liabilities	1,077,188	1,425,435

Total liabilities	6,415,195	8,127,255

Stockholders' equity:
Common stock, $.03 par value;
Authorized: 100,000,000 shares
Issued and outstanding: 6,014,676 shares at September 30, 2002 and December 31, 2001	180,440	180,440
Additional paid in capital	99,202,276	99,202,276
Accumulated deficit	(97,192,203)	(93,730,988)
Deferred compensation	—	(9,465)

Total stockholders' equity	2,190,513	5,642,263
Commitments and contingencies (Notes 4 and 6)	—	—

Total liabilities and stockholders' equity	$8,605,708	$13,769,518

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Revenue, including revenue from related parties of $0 and $346,215 for the three months ended September 30, 2002 and 2001, respectively and $115,583 and $2,110,435 for the nine months ended September 30, 2002 and 2001, respectively	$1,508,363	$1,752,461	$4,653,634	$6,774,408
Costs and expenses:
Cost of revenue	759,496	707,360	1,973,057	2,333,385
Research and development	566,193	673,278	1,870,957	2,364,182
Sales and marketing	302,432	604,634	1,200,300	4,885,643
General and administrative	996,233	1,186,780	3,211,105	4,436,191

Total costs and expenses	2,624,354	3,172,052	8,255,419	14,019,401

Loss from operations	$(1,115,991)	$(1,419,591)	$(3,601,785)	$(7,244,993)
Interest and other income, net	16,936	96,273	140,570	373,249

Net loss	$(1,099,055)	$(1,323,318)	$(3,461,215)	$(6,871,744)

Basic and diluted net loss per share	$(0.18)	$(0.22)	$(0.58)	$(1.14)
Shares used in computing basic and diluted net loss per share	6,014,676	6,013,540	6,014,676	6,002,618

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Cash flows from operating activities:
Net loss	$(3,461,215)	$(6,871,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,257,358	2,652,400
Stock based compensation	9,465	113,816
Loss on sales of fixed assets	—	22,958
Changes in assets and liabilities:
Accounts receivable	182,027	2,746,393
Prepaid expenses and other current assets	(205,961)	211,694
Other assets	(31,333)	(118,760)
Accounts payable	(119,016)	(2,016,767)
Accrued expenses	(35,746)	(1,759,073)
Deferred revenue	(1,013,564)	(736,332)
Other long-term liabilities	(348,247)	—

Net cash used in operating activities	(2,766,232)	(5,755,415)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	15,653,643
Purchases of marketable securities	—	(8,331,492)
Purchases of fixed assets	(64,221)	(113,058)
Acquisition of assets of TNP	(393,200)	—
Expenditures for capitalized software	(144,823)	(641,880)
Refund on purchase of fixed assets	—	247,735

Net cash provided by (used in) investing activities	(602,244)	6,814,948

Cash flows from financing activities:
Payment of capital lease obligation	(195,487)	(217,648)
Proceeds from issuance of common stock	—	6,351

Net cash used in financing activities	(195,487)	(211,297)

Net increase (decrease) in cash and cash equivalents	(3,563,963)	848,236
Cash and cash equivalents, beginning of period	8,588,708	4,594,167

Cash and cash equivalents, end of period	$5,024,745	$5,442,403

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,000	$55,000

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

        HealthGate has recently developed additional proprietary content and has tagged this content along with portions of its other proprietary content using one of the standardized medical coding vocabularies. The Company anticipates marketing this content to healthcare institutions and related healthcare organizations for use in a variety of clinical applications. HealthGate was an early adopter of Microsoft's.NET XML services platform which enables applications to communicate and share data regardless of operating system, device, or programming language. During the third quarter of 2002, HealthGate released HealthGate OnSite™ which enables customers to download HealthGate's content files and host them on their own servers.

        HealthGate's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. At September 30, 2002, the Company had $5,025,000 of cash and cash equivalents, and $479,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. For the nine months ended September 30, 2002, the Company incurred a net loss of $3,461,000 and negative cash flows from operations of $2,766,000. Additionally as of September 30, 2002, the Company had an accumulated deficit of $97,192,000.

        The Company has taken numerous actions to substantially reduce operating cash outflows. These actions included workforce reductions, terminating the Company's agreement with NBC Internet, Inc. ("NBCi"), and amending or canceling several content arrangements. Many of these cost savings were made possible through process improvements, development of proprietary content and focusing on content sales and service. Management believes that these actions have not impaired the Company's ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

2. Net Loss Per Share

        Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the assumed exercise of stock options and warrants are anti-dilutive for all periods presented. As of September 30, 2002, options to purchase 601,429 shares of the Company's stock and warrants to purchase 1,110,279 shares of the Company's common stock were outstanding.

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

        Revenue from licensing electronic content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long as HealthGate has no material future obligations.

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

        HealthGate's results of operations for the year ended December 31, 2001 included a charge of $1,880,000 as a result of these activities. This charge represents accrual of expenses relating to HealthGate's continued liability under its lease and is included in liabilities on HealthGate's balance sheet at December 31, 2001. The activity for the nine months ended September 30, 2002 relating to this accrual are as follows:

Payments	$(516,613)
Payments received from tenant	148,377
Depreciation on leasehold improvements	(32,317)

Liability at September 30, 2002	1,479,175
Less: current portion	(401,987)

Other long-term liabilities	$1,077,188

        The charge and accrual included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances. It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5. Acquisition

        On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist ("TNP"), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals. The total purchase price of $393,000 consisted of $350,000 in cash and $43,000 in direct transactional costs. In accordance with the provisions of

Statement of Financial Accounting Standards No. 141, the purchase price was allocated to the assets acquired based on their value at the date of acquisition, with $48,000 of the purchase price being allocated to accounts receivable and $345,000 allocated to purchased content. This purchased content asset is being amortized on a straight-line basis over the estimated three-year life of the underlying asset. The pro forma effect of this acquisition in the three and nine months ended September 30, 2001 and 2002 would not have been significant.

6. Other Commitments and Contingencies

        HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of September 30, 2002 totaled approximately $537,000.

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

        From time to time HealthGate becomes subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at September 30, 2002 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

7. Related Party Transactions

        Through the Company's activePress service, HealthGate developed the technology platform for Web distribution of a collection of approximately 320 full text journals for Blackwell Science. The Company's agreement with Blackwell Science expired in January 2002. HealthGate's results of operations for the nine months ended September 30, 2002 and 2001 include $116,000 and $1,259,000 of revenue relating to this agreement. HealthGate does not expect to have significant revenues from Blackwell Science for the remainder of 2002. Blackwell Science is a stockholder of HealthGate.

        In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"). The agreement, as amended, runs through June 2003. Under the terms of this agreement, GEMS may sell HealthGate's standard CHOICE product and GEMS' branded enhanced versions of HealthGate's CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. HealthGate's results of operations for the three and nine months ended September 30, 2002 include no revenue from GEMS. HealthGate's results of operations for the three and nine months ended September 30, 2001 include $13,000 and $852,000, respectively of revenue from GEMS.

        In connection with this agreement, HealthGate issued a warrant to General Electric Company for the purchase of up to 396,600 shares of HealthGate's common stock. Affiliates of General Electric Company also purchased shares of HealthGate stock in April 1999 and January 2000. General Electric Company is currently a principal stockholder of HealthGate.

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

8. Research and Development and Software Development Costs

        Costs incurred in the research and development of HealthGate's content and products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the three and nine months ended September 30, 2002 development costs of approximately $29,000 and $145,000, respectively, were capitalized. These costs will be amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

9. Recently Issued Accounting Pronouncements

        In June 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. HealthGate is currently evaluating the impact, if any, of SFAS 146 on its financial statements.

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

        In the second half of 2000, HealthGate began its Project Intellect strategic initiative in order to design a content repository architecture and data management system capable of enabling the Company's content assets to be dynamically integrated into a wide range of clinical and administrative applications. The prototype of the content repository was completed in December 2001 and the Company decided to implement the software technology into its production systems. Also in December 2001, the Company entered into a Beta agreement with HCA—Information Technology & Services, Inc. ("HCA-Information"), formerly known as Columbia Information Systems, Inc., a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation to test Project Intellect's content tagging techniques for delivering content from the new data repository architecture. In the second quarter of 2002 the Company launched its newly-enhanced, multi-dimensional content repository. Content in the repository is now being tagged using Clinical Classification Software ("CCS") codes developed by the Agency for Healthcare Research and Quality.

        On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist ("TNP"), a publisher of comprehensive evidenced-based alternative and natural health content for consumers and healthcare professionals. HealthGate paid approximately $393,000 ($350,000 in cash and approximately $43,000 in direct transactional costs) to acquire the assets of TNP. These assets consisted primarily of complementary and alternative health content and trademarks. HealthGate has applied the purchase accounting provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") in recording this transaction. See Note 5 to the financial statements.

        During the third quarter of 2002, HealthGate applied for URAC Health Web Site Accreditation. URAC's accreditation assures that a company's Web site is trustworthy and conforms to more than fifty demanding quality standards. HealthGate anticipates receiving notification of its success in gaining accreditation during the fourth quarter of 2002.

        HealthGate's management believes it has developed a scalable and sustainable business model. The Company's limited operating history makes an evaluation of the business and its prospects difficult. Investors should not use the Company's past results as a basis to predict future performance. The

Company intends to continue to invest in its content repository. The Company plans to manage its expenses based on its anticipated revenue. However, HealthGate cannot assure investors that it will achieve significant revenue or profitability or, if significant revenue or profitability is achieved, that the Company will be able to sustain them.

        At September 30, 2002, the Company had $5,025,000 of cash and cash equivalents and $479,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the nine months ended September 30, 2002, the Company incurred a net loss of $3,461,000 and negative cash flows from operations of $2,766,000. Additionally, as of September 30, 2002, the Company had an accumulated deficit of $97,192,000.

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

        A complete description of critical accounting policies and significant judgments used in the preparation of HealthGate's consolidated financial statements can be found in the Company's most recent Form 10-K. The following critical accounting policies and significant judgments and estimates represent selected updates to those discussed in the Form 10-K.

        Revenue Recognition.    HealthGate primarily derives revenue from licensing access to its content repository and other content services, including Web site development and hosting arrangements such as CHOICE® Web sites. In 2002, HealthGate also began entering into publishing agreements with print publishers. HealthGate has also generated revenue from providing activePress™ services, online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. In order to focus on being a provider and electronic publisher of healthcare information, HealthGate chose to phase out its advertising, sponsorship and e-commerce offerings in November 2000. Accordingly, there is limited revenue from these activities in 2001 and 2002. HealthGate's activePress agreement with Blackwell Science terminated in January 2002. HealthGate no longer provides activePress services.

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

        Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted. As a result, HealthGate has reclassified $179,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc. in November 1999 from expense to a reduction in revenue for each of the three months ended September 30, 2002 and 2001 and reclassified amortization of $538,000 relating to this warrant for each of the nine months ended September 30, 2002 and 2001 from expense to a reduction in revenue. Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments. If HealthGate reached different conclusions, reported revenues could be materially different.

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

        In March 2001, HealthGate and HCA-Information amended the development agreement. The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of approximately $1,417,000 in both 2001 and 2002. The amendment significantly reduced the content and services that will be made available to HCA-Information, increased the maximum number of authorized users covered to 330 and eliminated HCA-Information's option to terminate the Agreement on June 1, 2001. The annual license fees from this agreement are recognized ratably over the term of the amended agreement. As of September 30, 2002, the Company had delivered 302 customized co-branded CHOICE Web sites to HCA hospitals.

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1.1 million. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees will be recognized ratably over the term of the agreement.

        Revenue from licensing electronic content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long as HealthGate has no material future obligations.

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

        Software Development and Content Development Costs.    Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes certain costs, primarily internal labor, incurred during the application development stage of software developed for internal use. These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended purpose. During the nine months ended September 30, 2002, $145,000 of software development costs were capitalized. During the three months ended March 31, 2002 approximately $66,000 of software development costs were capitalized relating to HealthGate's Project Intellect initiative. HealthGate began amortizing these expenses to cost of revenue in April 2002. During the three months ended June 30, 2002, HealthGate capitalized approximately $50,000 of software development costs related to development of a new product, HealthGate On-Site which was placed in service during the third quarter of 2002. During the three months ended September 30, 2002, HealthGate capitalized approximately $29,000 on development of a new product which is not yet ready for its intended use. HealthGate expects to capitalize additional software development costs during the remainder of 2002. HealthGate has made significant judgments in estimating the useful life of the capitalized software to be one year. Operating results would be materially different if a different useful life were used.

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

        When issued, HealthGate concluded that it was appropriate to record the value of the warrants to General Electric Company and CIS Holdings, Inc. as assets and amortize the assets over the contractual term of the related agreements rather than record one-time charges, because the Company believed there was value to being associated with these partners that would lead to future revenues to HealthGate from third parties. If the Company had reached a different conclusion it would have yielded materially different results. The valuations of the warrants required certain significant judgments and estimates, including the term, volatility and interest rates that were used in the Black-Scholes valuation model. If different assumptions and estimates had been made the amount capitalized and the related amortization could have been materially different.

        Upon adoption of EITF 01-09 on January 1, 2002, HealthGate reviewed its agreements to determine whether the Company's accounting would be impacted. HealthGate determined that it could not reasonably estimate the fair value of the services received from HCA-Information and that, accordingly, the warrant granted to CIS Holdings, Inc. did not meet the criteria in EITF 01-09 for classification as an expense. As a result HealthGate reclassified $179,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc. from expense to a reduction in revenue for each of the three months ended September 30, 2002 and 2001 and reclassified amortization of $538,000 relating to this warrant from expense to a reduction in revenue for each of the nine months ended September 30, 2002 and 2001.

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

Non-Cash Expenses

        HealthGate recorded deferred compensation of $2,307,000 in 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grants. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically three years. Of the total deferred compensation amount, approximately $9,000 and $114,000 was amortized during the nine months ended September 30, 2002 and 2001, respectively. There are no remaining amounts of deferred compensation as of September 30, 2002.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2002 with the Three Months Ended September 30, 2001

Revenue

        Total revenue for the three months ended September 30, 2002 decreased by $244,000 or 14% compared to the three months ended September 30, 2001. Substantially all of the revenue in both periods was derived from content services. The revenue decrease is primarily related to the expiration of HealthGate's agreement with Blackwell Science in January 2002.

        In March 2001, HealthGate and HCA-Information amended their development agreement. The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of approximately $1,400,000 in both 2001 and 2002. The amendment significantly reduced the content and services available to HCA-Information, increased the maximum number of authorized users covered to 330 and eliminated HCA-Information's option to terminate the agreement on June 1, 2001. Revenue relating to this agreement was $246,000 during each of the three months ended September 30, 2002 and September 30, 2001. In accordance with EITF 01-09, revenue in each period has been reduced by $179,000 related to the reclassification of amortization of marketing and distribution rights from operating expense.

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1.1 million. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees will be recognized ratably over the term of the agreement.

        The three months ended September 30, 2002 included revenue of $246,000 (16%) from HCA-Information. The three months ended September 30, 2001 included revenue of $246,000 (14%) from HCA-Information, and related party revenue of $333,000 (19%) from Blackwell Science and $13,000 (1%) from GEMS. HealthGate's agreement with Blackwell Science expired in January 2002. No other customer accounted for more than 10% of the Company's revenue for the periods.

Costs and Expenses

        Cost of Revenue.    Cost of revenue consists primarily of editorial costs to refresh and update existing proprietary content and build new proprietary content as well as royalties associated with licensed content, amortization of capitalized content related software projects, and related equipment and software costs. Cost of revenue increased to $759,000 in the three months ended September 30, 2002 from $707,000 in the three months ended September 30, 2001. The current quarter includes savings for content royalties resulting from continued cost containment measures and savings for contract writers. Savings on contract writers were made possible through process improvements. These savings are partially offset by approximately $67,000 more in depreciation and amortization expense in the current quarter, primarily relating to amortization of capitalized software development costs for software placed in service in the second quarter of 2002. Cost of revenue for the three months ended September 30, 2001 included benefits of approximately $200,000 as a result of negotiated settlements with several of the Company's content vendors As a percentage of total revenue, cost of revenue increased from 40% for the three months ended September 30, 2001 to 50% for the three months ended September 30, 2002.

        Research and Development.    Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's Web-based content offerings. Research and development expenses decreased to $566,000 for the three months ended September 30, 2002 from $673,000 for the three months ended September 30, 2001, due primarily to savings in salaries and related costs for technical and development personnel and consultants made possible through operating efficiencies. During the three months ended September 30, 2001, software development costs totaling $214,000 were capitalized. These costs began being amortized into cost of revenue over the one-year estimated life of the related software in April 2002. During the three months ended September 30, 2002, approximately $29,000 of software development costs were capitalized. These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses decreased to $302,000 in the three months ended September 30, 2002 from $605,000 in the three months ended September 30, 2001.    This decrease was primarily due to savings in salaries and related costs for marketing management personnel and promotional activities resulting from continued cost containment measures.

        General and Administrative.    General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses decreased to $996,000 in the three months ended September 30, 2002 from $1,187,000 in the three months ended September 30, 2001. This decrease primarily relates to savings in salaries and occupancy costs resulting from cost containment measures.

        Interest and Other Income, Net.    Interest and other income (net) includes interest income, interest expense, and other income. Interest income for the three months ended September 30, 2002 was $18,000 compared to $67,000 for the three months ended September 30, 2001. The decrease is the result of lower invested cash balances and lower interest rates in the current period. Interest expense for the three months ended September 30, 2002 was $3,000 compared to $15,000 for the three months ended September 30, 2001. Other income, net for the three months ended September 30, 2002 was $2,000 compared to $44,000 for the three months ended September 30, 2001.

        Income Taxes.    HealthGate has incurred significant losses for all periods from inception through September 30, 2002. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company's lack of earnings history.

Comparison of the Nine Months Ended September 30, 2002 with the Nine Months Ended September 30, 2001

Revenue

        Total revenue for the nine months ended September 30, 2002 decreased by $2,121,000 or 31% compared to the nine months ended September 30, 2001. Substantially all of the revenue in both periods was derived from content services. The revenue decrease is primarily related to the amendment of HealthGate's agreement with HCA-Information, ($300,000) the expiration of the Company's agreement with Blackwell Science ($1,143,000) and decreases in revenue under the Company's agreement with GEMS ($852,000).

        In March 2001, HealthGate and HCA-Information amended their development agreement. The term of the amended agreement is from March 2001 to November 2002 and calls for HCA-Information to pay license fees to HealthGate of approximately $1,400,000 in both 2001 and 2002. The amendment significantly reduced the content and services available to HCA-Information, increased the maximum number of authorized users covered to 330 and eliminated HCA-Information's option to terminate the agreement on June 1, 2001. Revenue relating to this agreement was $737,000 and $1,037,000 during the nine months ended September 30, 2002 and September 30, 2001, respectively. In accordance with EITF 01-09, revenue in each period has been reduced by $538,000 related to the reclassification of amortization of marketing and distribution rights from operating expense.

        The nine months ended September 30, 2002 included revenue of $737,000 (16%) from HCA-Information and included related party revenue of $116,000 (2%) from Blackwell Science. The nine months ended September 30, 2001 included revenue of $1,037,000 (15%) from HCA-Information, and related party revenue of $1,259,000 (19%) from Blackwell Science and $852,000 (13%) from GEMS. HealthGate's agreement with Blackwell Science expired in January 2002. No other customer accounted for more than 10% of the Company's revenue for the periods.

Costs and Expenses

        Cost of Revenue.    Cost of revenue decreased to $1,973,000 in the nine months ended September 30, 2002 from $2,333,000 in the nine months ended September 30, 2001, due in part to decreased royalty expenses for licensed content resulting from the replacement of several licensed sources of content with proprietary content. The nine months ended September 30, 2002 includes savings for content royalties resulting from continued cost containment measures and savings for contract writers. Savings on contract writers were made possible through process improvements. These savings are partially offset by approximately $57,000 more in depreciation and amortization expense in the current year, primarily relating to amortization of capitalized software development costs for software placed in service in the second quarter of 2002. As a percentage of total revenue, cost of revenue increased from 34% for the nine months ended September 30, 2001 to 42% for the nine months ended September 30, 2002.

        Research and Development.    Research and development expenses decreased to $1,871,000 for the nine months ended September 30, 2002 from $2,364,000 for the nine months ended September 30, 2001, due primarily to savings in salaries and related costs for technical and development personnel and consultants made possible through operating efficiencies. During the nine months ended September 30, 2002, software development costs totaling $145,000 were capitalized. These costs are amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use. The costs capitalized in the first six months have already been placed in service. The Company anticipates that software development costs of $28,000 capitalized in the third quarter will be placed in service in the fourth quarter of 2002.

        Sales and Marketing.    Sales and marketing expenses decreased to $1,200,000 in the nine months ended September 30, 2002 from $4,886,000 in the nine months ended September 30, 2001. A significant portion of this decrease was due to expenses relating to the Company's relationship with NBCi of $1,620,000 for the nine months ended September 30, 2001. No similar amounts were incurred in the nine months ended September 30, 2002 as a result of the termination of the Company's agreement with NBCi in June 2001. This decrease was also due to savings in salaries and related costs for marketing management personel and promotional activities resulting from cost containment measures throughout 2001 and the first nine months of 2002.

        General and Administrative.    General and administrative expenses decreased to $3,211,000 in the nine months ended September 30, 2002 from $4,436,000 in the nine months ended September 30, 2001.

This decrease primarily relates to savings in salaries and occupancy costs resulting from cost containment measures and realignment of personnel.

        Interest and Other Income, Net.    Interest income for the nine months ended September 30, 2002 was $72,000 compared to $379,000 for the nine months ended September 30, 2001. The decrease is the result of lower invested cash balances and lower interest rates in the current period. Interest expense for the nine months ended September 30, 2002 was $18,000 compared to $55,000 for the nine months ended September 30, 2001. Other income, net for the nine months ended September 30, 2002 was $87,000 compared to $49,000 for the nine months ended September 30, 2001.

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

        For the nine months ended September 30, 2002, cash used in operations was $2,766,000. The Company's net loss of $3,461,000, reduced for non-cash expenses including depreciation and amortization of $2,257,000 and stock-based compensation of $9,000 was a net use of $1,195,000. Decreases in accounts receivable due to improved collection efforts resulted in an increase in operating cash of $182,000. Increases in prepaid expenses and other assets resulting from pre-payment of an insurance policy resulted in a use of $237,000 of operating cash and decreases in accounts payable, accrued expenses and other long-term liabilities resulted in a use of approximately $503,000 of operating cash. Decreases in deferred revenue resulted in a use of operating cash of $1,013,000.

        For the nine months ended September 30, 2001, cash used in operating activities was $5,755,000. The Company's net loss of $6,872,000, reduced for non-cash expenses including depreciation and amortization of $2,652,000, stock-based compensation of $114,000 and a loss on sale of fixed assets of $23,000, was a net use of $4,083,000. During the first nine months of 2001, HealthGate's net accounts receivable balance decreased, creating a net increase in operating cash of $2,746,000. This decrease in net accounts receivable was primarily the result of increased collection efforts. Decreases in accounts payable and accrued expenses resulted in a use of $3,776,000 of operating cash. Payments were primarily for liabilities recorded at December 31, 2000. Decreases in deferred revenue resulted in a use of operating cash of $736,000. Net changes in all other operating assets and liabilities resulted in a net decrease in operating cash of approximately $93,000 for the nine months ended September 30, 2001.

        Net cash used in investing activities for the nine months ended September 30, 2002 was $602,000, consisting of $393,000 of cash used to acquire certain assets of The Natural Pharmacist, $145,000 used for capitalized software development costs and $64,000 to purchase fixed assets. Net cash provided by investing activities for the nine months ended September 30, 2001 was $6,815,000 resulting from proceeds from the sale and maturity of marketable securities of $15,654,000, less cash used to purchase marketable securities of $8,331,000 and refunds on purchases of fixed assets of $248,000. In the nine months ended September 30, 2001, HealthGate used $113,000 to purchase fixed assets and used $642,000 for capitalized software costs.

        Cash used in financing activities in the nine months ended September 30, 2002 was $136,000, which consisted of the payment of obligations under capital lease arrangements. Cash used in financing activities in the nine months ended September 30, 2001 was $151,000 which consisted primarily of the payment of obligations under capital lease arrangements.

        The following table sets forth HealthGate's contractual obligations by period:

Contractual Obligations	October 1, 2002 to December 31, 2002	2003-2004	Thereafter	Total
Operating leases	387,000	2,038,000	462,000	2,887,000
Capital lease obligations	19,000	6,000	—	25,000
Content licensing obligations	175,000	522,000	—	697,000

	581,000	2,566,000	462,000	3,609,000

        At September 30, 2002, the Company has $5,025,000 of cash and marketable securities and $479,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the nine months ended September 30, 2002, the Company incurred a net loss of $3,461,000 and negative cash flows from operations of $2,766,000. Additionally, as of September 30, 2002, the Company had an accumulated deficit of $97,192,000.

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

        Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate's long-term viability and its ability to achieve its intended business objectives.    At September 30, 2002, the Company had $5,025,000 of cash and cash equivalents and $479,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the nine months ended September 30, 2002, the Company incurred a net loss of $3,461,000 and negative cash flow from operations of $2,766,000. The Company had an accumulated deficit of $97,192,000 at September 30, 2002.

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

        The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of existing and new content service offerings, and continued cost containment. Based on the Company's current forecasted cash flows and its cash and marketable securities on hand, the Company currently anticipates its cash resources will be sufficient to finance its operations for at least the next twelve months. The Company's future beyond the next twelve months is dependent on its ability to maintain break-even or positive cash flow, or raise additional financing. The Company may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to the Company, or at all.

        The success of the Company's business will depend on HealthGate's ability to sell its content products and services and develop new products and services.    HealthGate's products and services include licensing content on both an individual resource basis and on a pre-packaged basis. HealthGate licenses access to portions of its content on an individual content resource basis to customers that prefer to choose specific content resources. HealthGate sells its CHOICE Web site products consisting of content and related services on a pre-packaged basis.

        A key element of the Company's strategy is to continue sales and licensing into the hospital market as well as to expand sales and licensing into other healthcare markets, such as payors and pharmaceutical companies and to continue entering into agreements with print publishers. HealthGate continually evaluates its products and services and looks to develop new products and services that meet the needs of its customers. HealthGate's ability to sell its existing products and services and develop new products and services is necessary for the Company to increase its sales and licensing. If HealthGate is unable to increase sales and licensing, the Company's business prospects, results of operations and the market price of the Company's common stock could be adversely affected.

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

        A significant portion of HealthGate's revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company's business unless the Company finds other significant customers.    Historically, HealthGate has generated a substantial portion of its revenue from a few customers. In the nine months ended September 30, 2002, one customer, HCA-Information (an affiliate of a HealthGate warrant holder), accounted for 16% of the Company's total revenue.

        In October 2002, HealthGate and HCA-Information entered into a new agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1.1 million. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees will be recognized ratably over the term of the agreement.

        Blackwell Science (a stockholder) that has historically accounted for a significant portion of HealthGate's revenue, accounted for 2% of HealthGate's total revenue for the nine months ended

September 30, 2002. HealthGate's agreement with Blackwell Science terminated on January 31, 2002. HealthGate will not derive significant revenue from Blackwell Science in the remainder of 2002.

        HealthGate's agreement with GEMS, as amended, runs through June 2003. Revenues derived under this agreement were significant prior to 2002. No revenue was recognized from GEMS in the nine months ended September 30, 2002 and no significant revenue from GEMS is expected in the remainder 2002.

        An agreement with a customer that represents 8% of revenue for the nine months ended September 30, 2002 is scheduled to terminate in January 2003. HealthGate has initiated discussions concerning a new agreement with this customer to be effective January 2003. There is no assurance that the customer will agree to continue to license content from HealthGate or the amount of revenue, if any, that will be obtained from this customer after January 2003.

        The loss of HCA-Information or any other significant customer or HealthGate's failure to obtain new significant customers and sources of revenues to replace the revenue previously derived from Blackwell Science and GEMS could adversely affect the Company's business.

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

        HealthGate faces intense competition in licensing its electronic healthcare information products and services and may not be able to compete effectively.    The market for healthcare content products and services provided electronically is relatively new, intensely competitive and rapidly changing. With only moderate barriers to entry in a rapidly evolving industry, there are now several content providers offering users similar healthcare content, products and services, and there are many other companies that provide general healthcare content. The Company expects that competition will continue to grow. HealthGate competes, directly and indirectly, for customers, consumers, content and service providers, and acquisition candidates with other electronic healthcare content companies. Some of the Company's competitors may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services, longer operating histories, greater brand recognition and larger customer bases.

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

        During the third quarter, HealthGate decided to outsource the monitoring of its production Web performance in order to reduce operating costs. HealthGate began using Coradiant's "OutSight" services to find critical events and fix them before there is service interruption.

        HealthGate has also developed a disaster recovery plan to respond to system failures. HealthGate cannot guarantee that its disaster recovery plan is capable of being implemented successfully. HealthGate cannot guarantee that the Company's insurance will be adequate to compensate it for all losses that may occur as a result of any system failure.

        HealthGate's business prospects may suffer if it is not able to successfully retain key personnel.    HealthGate has 35 employees as of September 30, 2002. HealthGate's future success depends on the Company's ability to retain, train, motivate, identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. Competition for highly skilled personnel is intense, and the Company cannot guarantee that it will be able to retain or attract skilled personnel.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments. To minimize this risk, HealthGate maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds. In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. HealthGate limits its default risk by purchasing only investment grade securities. As of September 30, 2002, all of HealthGate's investments were in money market funds. Cash and cash equivalents were approximately $5,025,000 at September 30, 2002.

Item 4. Controls and Procedures

        For several years HealthGate has had internal controls and disclosure procedures in place to ensure that HealthGate's periodic reports as filed with the U.S. Securities and Exchange Commission are accurate. Following enactment of the Sarbanes-Oxley Act of 2002, HealthGate has focused on further improving and clarifying (including documenting) its disclosure controls and procedures. Among the recent revisions to HealthGate's disclosure controls and procedures are written certifications from employees at the end of each quarter, the adoption of a Code of Ethics for all senior financial employees, the establishment of a Disclosure Committee and written notice to all employees of their ability to make confidential reports to HealthGate's counsel concerning HealthGate's operations.

        Management of HealthGate, including HealthGate's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) during the 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HealthGate's disclosure controls and procedures are effective. The Company did not conclude that any significant changes in the Company's internal controls were necessary subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

  99.1
  Certification Pursuant To U.S.C. Section 1350 As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Certification Pursuant To U.S.C. Section 1350 As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed by HealthGate during the three months ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.
Dated: November 7, 2002	By:	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer
Dated: November 7, 2002	By:	/s/ VERONICA ZSOLCSAK Veronica Zsolcsak Chief Financial Officer

CERTIFICATION

I, William S. Reece, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of HealthGate Data Corp.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer

CERTIFICATION

I, Veronica Zsolcsak, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of HealthGate Data Corp.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ VERONICA ZSOLCSAK Veronica Zsolcsak Chief Financial Officer

QuickLinks

HealthGate Data Corp. FORM 10-Q For the Quarter Ended September 30, 2002 INDEX
HEALTHGATE DATA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS
HEALTHGATE DATA CORP. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
HEALTHGATE DATA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalents (unaudited)
HEALTHGATE DATA CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II OTHER INFORMATION
SIGNATURES
CERTIFICATION
CERTIFICATION