Form 10-K
period 2002-12-31
HEALTHGATE DATA CORP
filed 2003-03-28
CIK 1081630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
 Common Stock, par value $0.03 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $425,000 (based on the last sale price of the registrant's common stock on that date).

        The number of shares outstanding of the registrant's common stock as of March 5, 2003 was 6,014,676.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 2003 Annual Meeting of Shareholders is incorporated by reference into Part III.

Forward-Looking Statements

        This Annual Report on Form 10-K contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward-looking statements reflect management's current expectations, are based on many assumptions and are subject to certain risks and uncertainties, including among other things, HealthGate's ability to generate sufficient revenues; HealthGate's ability to sell its content products and services and develop new products and services; HealthGate's ability to keep up with rapid technology developments in the electronic healthcare industry; reliance on significant customers; unpredictability of quarter-to-quarter results; competition; performance of computer systems and software; and HealthGate's ability to retain key personnel. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the sections "Business—Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Investors should carefully review the risks described in the other documents the Company files from time to time with the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this Report on Form 10-K. HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

PART I

ITEM 1.    Business

  Overview

        HealthGate Data Corp.'s ("HealthGate" or the "Company") mission is to provide its customers with high quality health content and services that can increase their revenue, improve satisfaction in their own client base and decrease their costs. HealthGate's electronic content provides the Company's customers with the capability to improve clinician and patient education, improve treatment and comply with regulations. As a market-leading electronic publisher of healthcare information, HealthGate is positioned to positively affect the way consumers take part in their health care. Specifically, the Company offers customers a comprehensive content repository of healthcare information that addresses a wide range of medical conditions, drug interactions, complementary and alternative health remedies, medical procedures and current information on emerging health issues and medical developments.

        Since 2001, HealthGate has been licensing content on an individual resource basis which allows HealthGate's customers to select only those content resources and databases that are desired for that customer's purposes or constituents. For example, a children's hospital might select resources that focus on pediatric content, while a pharmaceutical company might license only drug-related resources. HealthGate continues to generate revenue from customers who license HealthGate's content on a pre-packaged basis, such as the Company's CHOICE Web site products which offer clients a generalized selection of HealthGate's more popular content resources. These packages can include hosting and Web development services. Both individual resource and pre-packaged content can be used by hospitals, pharmaceutical companies, payors and other healthcare companies.

        During 2002, the Company launched its newly-enhanced, multi-dimensional content repository, developed under the Project Intellect initiative. The objective of this initiative, that began in 2000, was to design a content repository architecture and data management system capable of enabling the Company's content assets to be dynamically integrated into a wide range of clinical and administrative applications. The prototype of the content repository was completed in December 2001, and the Company decided to implement the software technology into its production systems. In 2002, the Company began an on-going project to tag appropriate HealthGate content using Clinical Classification Software ("CCS") codes developed by the Agency for Healthcare Research and Quality, the health services research arm of the U.S. Department of Health and Human Services. This on-going tagging project facilitates further integration of HealthGate content into customer organizations and services.

        HealthGate's software and data storage architecture makes extensive use of.NET-compiled applications, Extensible Markup Language ("XML"), Extensible Stylesheet Language ("XSL") and relational databases. The Company's XML-based content can be delivered electronically to its customers in one of the following three ways: 1) Web sites that host the content on HealthGate's servers; 2) HealthGate OnSite™ which allows a customer to locally host the content on their own server; or 3) Web services that pass content directly to the customer's server for formatting or integration into the customer's environment.

        During 2002, HealthGate's healthcare information was awarded Health Web Site accreditation by URAC. The URAC Health Web Site Accreditation Program is comprised of 53 rigorous standards that review and address various aspects of health Web site operations, including health content editorial process, disclosure of financial relationships, linking to other Web sites, privacy and security, and customer complaint mechanisms. HealthGate believes that receiving and maintaining URAC accreditation is an important component for future growth. Health consumers are increasingly growing to trust and expect URAC accreditation and HealthGate believes that having this accreditation increases customer confidence in the healthcare information that is provided by HealthGate.

        At December 31, 2002, 62% of the Company's 34 distinct content resources were proprietary to HealthGate. HealthGate is currently developing additional proprietary content that can further enhance the return on investment for its customers. HealthGate's content includes information that has been tagged using one of the standardized medical coding vocabularies. By using this standardized "language" for labeling information, it will be faster and easier to pull together all information available on the given topic. The Company anticipates marketing this tagged content to healthcare institutions and related healthcare organizations for use in a variety of clinical systems.

        As part of the Company's mission to provide high quality health information, HealthGate has been improving existing products and developing new services and applications to better integrate the Company's content within its customers' organizations. HealthGate's three newest products are: customized print-on-demand patient education materials (including brochures and fact sheets); content centers of excellence; and customizable electronic newsletters. The Company believes that these products and services will allow HealthGate's customers to streamline communications to patients, better brand and market their own organization and services and provide complete, consistent and up-to-date information to their customers—providing cost-cutting and revenue generating opportunities.

        HealthGate was incorporated under the laws of the State of Delaware in 1994.

        HealthGate has registered the trademarks "HealthGate," "CHOICE," "MedGate," "ReADER," "activePress" and the HealthGate logo in the United States. On February 12, 2002, HealthGate acquired the U.S. registered trademark "The Natural Pharmacist". HealthGate has pending applications for "HealthGate OnSite," and "The HealthGateWay." All other trademarks, service marks or trade names referred to in this Report are the property of their respective owners.

HealthGate's Products and Services

HealthCare Content

        Beginning in 2001, HealthGate focused its business on being an electronic publisher and provider of healthcare content. In 2002, HealthGate improved its content-delivery flexibility such that a customer could retrieve pieces of information versus classes of information. For example, in the past, a health care provider or patient looking for information on diabetes might have to conduct several searches to get information on prescription drugs, diagnostic tests, complementary and alternative medicine options, risk factors and prevention measures. HealthGate's new content repository architecture streamlines this process and allows a person to retrieve detailed information on the disease, its treatments and available alternatives through one search. This cost and time-saving feature illustrates one way HealthGate looks to improve the benefit of its content for the Company's customers.

        HealthGate primarily builds its online repository of URAC-accredited health information by developing its own content in-house. This proprietary content is supplemented by acquiring copyrights to content from third parties and licensing content from other healthcare and medical information providers.

HealthGate Proprietary Content (including acquired content)

        HealthGate's proprietary content is written by in-house writers, editors or contract writers. All in-house staff writers have advanced degrees in public health, health communication, or a related field and are under the supervision of a medical director, who is a licensed physician. Contract writers are either health care professionals with experience writing for a consumer audience, or they are writers holding advanced degrees in health journalism and membership in either the American Medical Writers Association or the National Science Writers Union. All contract writers must submit a curriculum vitae, verification of professional membership(s), and an updated professional license (if appropriate) to HealthGate on an annual basis.

        HealthGate's evidence-based health information reflects national clinical practice guidelines and undergoes a detailed, multi-layered review before it reaches customers. New content undergoes an initial review by HealthGate's editorial staff and is then sent on for medical review. HealthGate's medical review board is comprised of physicians affiliated with pre-eminent academic institutions such as Harvard Medical School, Boston University School of Medicine, Massachusetts General Hospital, Dana Farber Cancer Institute, and Tufts University School of Medicine. Medical specialists conduct reviews in their areas of expertise. In addition, existing content is reviewed by the HealthGate editorial staff on a scheduled basis, and is regularly sent out for appropriate medical or professional updates.

        HealthGate's proprietary content currently includes:

        Healthy Living Centers.    Healthy Living Centers feature magazine-style articles on health topics that affect people throughout the life cycle. These eleven electronic consumer health centers are:

  •
  Aging & Health

  •
  Alternative Health

  •
  Food & Nutrition

  •
  Kids' & Teens' Health

  •
  Medications

  •
  Men's Health

  •
  Mental Health

  •
  Sexuality & Health

  •
  Sports & Fitness

  •
  Travel & Health

  •
  Women's Health

        The Natural Pharmacist ("TNP").    TNP is a comprehensive evidence-based collection of alternative and natural health content for both consumers and healthcare professionals. TNP content is updated regularly and thoroughly referenced with the latest clinical and research studies to ensure the information is trustworthy and reliable. Its extensive coverage of herbs, dietary supplements and herb-drug interactions make it one of the leading sources of high quality information in the field of alternative and complementary medicine.

        Diagnostic and Surgical Procedures ("DSP").    DSP includes 700-word fact sheets that describe approximately 130 of the most frequently performed diagnostic and surgical procedures in the United States, as determined by the Agency for Healthcare Research and Quality. This content covers topics ranging from abdominal surgery to ultrasound and is written with a target reading level of grade 9 or lower according to the Flesch-Kincaid Grade Level score. These fact sheets are reviewed regularly, dated and referenced.

        Diseases, Conditions and Injuries ("DCI").    DCI includes 700-word fact sheets that describe more than 450 common diseases, conditions and injuries. This content covers topics ranging from acne to wrist sprains and is written with a target reading level of grade 9 or lower according to the Flesch-Kincaid Grade Level score. These fact sheets are reviewed regularly, dated and referenced. During 2001, the Company introduced Spanish versions of approximately 200 of these fact sheets.

        Conditions and Concerns.    This content resource combines the DSP and DCI with 53 "Super Centers" to provide information on more than 400 topic areas ranging from allergies to weight management. The "Super Centers" include additional relevant information from a variety of health resources, including government agencies, professional organizations and clinical practice guidelines.

        Conditions InDepth.    This series of articles explores over 100 common conditions in detail. These in-depth reports cover such topics as risk factors, signs and symptoms, diagnostic tests, treatment strategies and prevention. They also include information on how to speak with your physician and first person stories on what it is like to live with the condition.

        Anatomy Explorer and Condition Explorer.    The Anatomy Explorer allows for interactive exploration of the body by region and system. The Condition Explorer is an interactive method for obtaining health information on conditions pertaining to various regions of the body.

        Health Living Calculators.    This content resource consists of ten interactive tools designed to calculate various measures of fitness and pregnancy including ideal body weight, calories burned, target heart rate and estimated delivery date. There are also links on these calculators to other HealthGate articles to find more specific information. For example, a person could calculate their ideal body weight and then link to articles on how to start an exercise program.

        Journal Notes.    This content resource consists of articles that seek to "make sense of medical news" by describing the latest clinical research from leading medical journals throughout the world. This information is placed in context for the layperson and suggestions are made on how this information might be used by the consumer.

        Cancer InDepth.    This content resource, which was launched in March 2003, contains 21 detailed reports on the most common types of cancer and contains 7 treatment monographs. Each report thoroughly describes the cancer, its known causes, and whom it affects. The reports also discuss risk factors, screening tests, methods to reduce risk, the diagnostic process, prognosis, treatment options, questions to ask your doctor, online resources, and a first-person story on what it is like to live with that cancer. The monographs provide a thorough understanding of the main cancer treatment modalities including: biologic response modifiers, bone marrow transplantation, chemotherapy, hormonal agents, radiation therapy, and surgery, as well as medications to manage the side effects of cancer and its treatment. Each report was written by a medical writer with an advanced degree in health and/or journalism, using the most respected and up-to-date sources; and was reviewed by an oncologist.

New Proprietary Products Under Development

        Patient Education Materials (Fact Sheets and Brochures).    HealthGate's customers will be able to utilize the content they license to create clinical-level patient education materials containing necessary and useful information to patients. For example, a patient requiring an elective procedure such as knee surgery could receive a printed fact sheet on how to prepare for that procedure, what the procedure entails, as well as recovery and post-care information. Each fact sheet can be created dynamically by a customer using HealthGate technology to search for and organize relevant information into a reader-friendly Portable Document Format ("PDF") version of the fact sheet. Depending on the subject matter, the fact sheet might include graphics, recent studies, and other pertinent information. Contact information and an organization's graphical logos can be inserted to produce a customized PDF file that the customer will be able to print on demand.

        Using this product HealthGate customers can save the costs associated with purchasing pre-printed brochures and managing the storage and distribution of these materials. Since HealthGate's content is dynamically updated as new studies and information become available, patients could receive the most up-to-date and accurate information available.

        Centers of Excellence.    HealthGate's Centers of Excellence are being designed to allow the Company's customers to more efficiently organize and deliver health care information to their constituents on specific topics. HealthGate's customers will be able to use these Centers of Excellence to match up with the bricks-and-mortar center of excellence concept, and cost-effectively provide their constituents with the most complete, timely, and accurate information available in that medical specialty. Centers of Excellence will be organized in a consumer-friendly way and will provide comprehensive collections of specialty-specific information, interactive tools, newsletters, and reports. This will enable a healthcare organization to leverage relationships between departments and showcase its overall strengths and available services.

        A Center of Excellence will focus on a specific health condition or population group and will contain information at various levels of depth, including basic, intermediate, and in some cases professional levels. Topics covered in Centers of Excellence may include:

  •
  Background information covering basic anatomy, physiology, and epidemiology;

  •
  Drugs and medical devices;

  •
  Quick reference source including condition and procedure fact sheets;

  •
  Health calculators and other interactive tools;

  •
  In-depth reports on the most common diagnoses;

  •
  Topical feature articles;

  •
  Alternative therapies, herbs, and dietary supplements;

  •
  News and analysis regarding the latest research in the field;

  •
  Medical frontiers—a look at the future of the field;

  •
  Information on prevention and reducing personal risk; and

  •
  National resources and their contact information.

        In addition, there will be built-in space in the Centers of Excellence for customers to showcase their own resources including services, department information, related programs, and contact and staff details. HealthGate plans to offer Centers of Excellence in Cardiovascular Health, Oncology, and Complementary and Alternative Medicine.

        Newsletters.    HealthGate's newsletter product will make use of a Web-based tool to create a customizable electronic newsletter that can combine HealthGate content articles with each customer's local news stories and features. A newsletter may be issued monthly or quarterly to all members of the organization's outreach community so that they can be kept up-to-date on the latest medical and health information as well as updated on opportunities and services available from the healthcare organization sending out the newsletter. This product could be an efficient, cost-effective, and timely way for an organization to market their services. In addition, these communications could serve as a constant reminder that these organizations are concerned about their constituents and want to improve their care.

Licensed Content

        This category includes well-known, independent and authoritative health and medical content licensed by HealthGate for distribution to its customers. This content is typically peer-reviewed and many of the Company's licensed content resources are recognized by healthcare professionals and academia for their high quality. Content in this category includes the following types of information and representative sources:

  •
  Patient education and consumer health materials, such as the Merriam-Webster's Medical Dictionary; the USP DI vol. 2 from Micromedex; and the WellMed Personal Health Manager.

  •
  News products, including Reuters Health eLine and NewsRX.

  •
  Bibliographic databases, such as MEDLINE, produced by the National Library of Medicine and CANCERLIT, produced by the National Cancer Institute.

        All licensed content must meet certain criteria prior to its incorporation into HealthGate's content repository. These include: (1) the content must be evidence-based; (2) the content provider must have a review process; and (3) the content's overall quality must be comparable with or superior to competing content sources.

Other Products and Services

        In order to focus on being a provider and electronic publisher of healthcare information, HealthGate chose to phase out some of the other products and services that it had previously offered. These former products and services included: (1) use of the HealthGate Web site as a consumer portal; (2) advertising and sponsorship; (3) the NBC Internet, Inc. ("NBCi") Web portal alliance and (4) activePress service for publishers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Delivery Methods

        HealthGate's electronic healthcare content is customized and delivered so that it appears as a seamless component of the client's existing application and brand. This is accomplished using Extensible Stylesheet Language ("XSL") style sheets that HealthGate has developed to better render HealthGate's content to comply with each customer's own applications. Using a standard format for content articles and developing flexible style sheets has made it possible for HealthGate to generally deliver its current product offerings to a new client within one or two business days of signing an agreement. The Company's content can be delivered over the Internet to its customers in one of the following three ways:

        Web sites:    Hosted on HealthGate's servers, virtual portions of Web sites are built for each customer to host HealthGate's content in such a way as the pages of the virtual site can be readily integrated into the customer's own Web site. For many of the Company's customers, this is still the best approach for customers to present HealthGate's content to end-users. Some customers extend the integration of HealthGate content into their own Web site by using Hypertext Markup Language ("HTML") "Web scraping" techniques.

        HealthGate OnSite:    Developed in 2002, this File Transfer Protocol ("FTP") delivery method enables customers to download HealthGate's content files and host them on their own servers. This gives customers greater control over when and where HealthGate's content is placed on their Web sites and enables customers to specify and control their own site navigation and other features to further integrate HealthGate's content into their own sites.

        Web services:    In the Web services delivery model, a customer queries the HealthGate repository directly and, as a result of the query, content in a native Extensible Markup Language ("XML") format, enriched with appropriate Meta data, is passed directly from the repository using Simple Object Access Protocol ("SOAP") to the customer's server where it is formatted for display or integrated in some other way to the customer's environment. This method can be used to give the customer extensive run-time control over the content and its display format.

Sales and Marketing

        HealthGate primarily sells its products and services through its own sales force. The sales force is supported by an account management group that is responsible for facilitating the entire sales process from identifying leads through telemarketing and supporting customers. The account management group's support functions include customer service, serving as technical contact for the client, maintenance of customer and prospect databases, online demonstration sessions, preparation of presentations and proposals and development of relationships with current and future clients.

        Although substantially all of HealthGate's revenues are generated by its own sales force, HealthGate has utilized resellers and distributors for its products and services. In June 1999, HealthGate entered into a development agreement with GE Medical Systems ("GEMS") pursuant to which GEMS is able to sell the CHOICE products and GEMS branded enhanced versions of the CHOICE product through its sales force and into its customer base of hospitals and other patient care facilities. The agreement with GEMS, as amended, runs through June 2003. There was no revenue under this agreement in 2002, and HealthGate does not anticipate revenues under this agreement in 2003. In February 2003, HealthGate entered into a settlement agreement that established commissions due under this development and distribution agreement related to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued. This amount will be recorded as other income in the quarter ended March 31, 2003. In November 1999, HealthGate entered into a three-year marketing and reseller agreement with HCA-Information. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        During 2002, HealthGate began distributing a weekly e-mail newsletter to its customers. The newsletters generally include a brief description of newly published or recently updated articles. Monthly the newsletter is devoted to a specific theme. The Company believes that these newsletters enable its customers to quickly integrate new content and keep their Web sites updated on current health-related issues.

        HealthGate also began a customer care program in 2002 which involved extensive senior executive outreach to the Company's customers. This customer care program involves engaging customers in a dialog about their businesses, their Web strategies, their internal challenges and how HealthGate can help support a broad range of their needs. This program has also been a forum for HealthGate to validate the demand for new product initiatives.

Technology

        The Company's technology consists of systems that are an integration of both internally-developed and commercially-available software programs. HealthGate's production Web server systems are hosted at a Cable & Wireless remote data center and run on Intel-based computers operating in Microsoft Windows 2000 system environments. The software and data storage architecture makes extensive use of.NET-compiled applications, Extensible Markup Language ("XML"), Extensible Stylesheet Language ("XSL") and relational databases. Platform stability is achieved by load-balancing traffic to the HealthGate servers and by architecting the servers with extensive system redundancy. System scalability is designed to be achieved by adding servers when load thresholds are passed using an architecture that uses a data-driven approach for product configuration and delivery flexibility.

        There are three specific areas of information technology development and maintenance that contribute to the Company's products: (1) Content Normalization, (2) Content Enhancement, and (3) Content Delivery.

  Content Normalization

        HealthGate converts all text-based content files, regardless of original format, into a unified and consistent XML format. XML is a markup language used to identify text data structures within a document file. For example, all the words within a particular document are classified with an XML tagging structure. A data schema defines the XML tagging structure and all documents are validated to the schema as they are input to the content repository. Meta-information, or additional data that describes each document file, is retained in a relational database. Thus, HealthGate stores well-formed and validated XML and this "content normalization" process enables the Company to be able to offer and flexibly deliver multiple product offerings with differing features, that use the same content files drawn from the same content repository.

  Content Enhancement

        HealthGate enhances its content repository by indexing the files in it with both a standard word-count-frequency search engine and with standardized medical vocabularies. Users can then access content files either by specifying a word or phrase query for a term that occurs somewhere in the body of the content or by associating exact, meaningful healthcare concepts to each documents' Meta data. The full-text searching module enables users to access the repository without specific regard for the level of their expertise, knowledge of medical terms or detailed knowledge of the search command query language whereas the use of standard vocabulary terms enables users to request specific content that clusters around an appropriate medical concept.

  Content Delivery

        The content repository's delivery software dynamically detects each customer's delivery format preferences and appropriately transforms content files for presentation to each end user. XSL transformation logic files are used to convert the source XML into other data formats, such as the Hypertext Markup Language ("HTML") structure used to display data in Web browsers. The use of these techniques enables HealthGate to provide multiple product offerings with different features that all use the same content files from the same repository.

        During 2002, in order to reduce operating costs, HealthGate decided to outsource the performance monitoring of its production Web servers and began using Coradiant's "Outsight." Coradiant's service provides HealthGate with data-driven analysis that is leveraged both to diagnose and fix potentially critical points of failure before service interruption occurs and to plan system scalability well in advance of traffic bottlenecks causing service response slow down.

Competition

        The market for health content and Web services is intensely competitive and rapidly changing in the hospital marketplace. HealthGate competes, directly and indirectly, for customers, consumers, content and service providers and acquisition candidates with a variety of companies. Presently, our competitors include the following types of companies:

  •
  Web-native companies targeting the healthcare industry such as LaurusHealth and WellMed;

  •
  Health and medical print and electronic publishers targeting the healthcare enterprise such as StayWell, Healthwise, Health Ink & Vitality, and A.D.A.M.; and

  •
  Healthcare consulting and Web development firms such as Greystone.net and Concept Communications.

        Some of HealthGate's competitors may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services; longer operating histories; greater brand recognition; and larger customer bases.

        The Company believes that the principal competitive factors in its target markets are comprehensiveness of content, value add and integration, pricing, quality of support, customer's ability to host content and URAC certification. See "—Risk Factors—HealthGate faces intense competition in providing its Internet-based healthcare information products and Web services and it may not be able to compete effectively."

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

        Internet user privacy has become an issue both in the United States and abroad. Recent regulations from the U.S. Department of Health and Human Services concerning The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") may impact how HealthGate collects data about its CHOICE sites and reports this information to these sites. In addition, the Federal Trade Commission and government agencies in some states and countries have been investigating certain

Internet companies regarding their use of personal information. Although HealthGate does not currently collect or use personal information, any additional regulations imposed to protect the privacy of Internet users may affect HealthGate.

        It may take years to determine the extent to which existing laws related to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet and for new laws to be adopted. Any new laws or regulations relating to the Internet, or the application or interpretation of existing laws, could slow the growth in the use of the Internet, decrease demand for HealthGate's products and services or otherwise materially adversely affect the Company's business. See "—Risk Factors—Government regulation of the Internet may result in increased costs of using the Internet, which could adversely affect HealthGate's business," below.

Intellectual Property

        HealthGate regards its intellectual property as important to its business, and relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with the Company's employees, customers, strategic partners and others to protect its rights in this property. Effective trademark, copyright and trade secret protection may not be available in every country in which the Company's products and media properties are distributed or made available through the Internet. However, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect these proprietary rights to the same extent as do the laws of the United States.

        HealthGate licenses a portion of its content from third parties. Under most of these license agreements, the licensor has agreed to defend and indemnify HealthGate for losses with respect to third-party claims that the licensed content infringes third-party proprietary rights. HealthGate cannot assure investors that these provisions will be adequate to protect the Company from infringement claims.

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

Employees

        As of December 31, 2002, HealthGate had a total of 33 full-time employees. Of these employees 18 serve in research and development, 10 in administration and 5 serve in sales and marketing. None of HealthGate's employees is represented by a labor union. The Company considers its relationship with its employees to be good.

Risk Factors

        HealthGate's business involves significant risks and uncertainties. HealthGate operates in a highly competitive and rapidly evolving Internet industry. The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

        Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate's long-term viability and its ability to achieve its intended business objectives.    At December 31, 2002, the Company had $4,449,000 of cash and cash equivalents and $87,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2002, the Company incurred a net loss of $4,435,000 and negative cash flow from operations of $3,309,000. The Company had an accumulated deficit of $98,166,000 at December 31, 2002.

        HealthGate has taken numerous actions to substantially reduce operating cash outflows. These actions included terminating the Company's agreement with NBCi, settling commissions owed under development and distribution agreements, workforce reductions and amending or canceling several content arrangements. Other cost savings were made possible through process improvements, development of additional proprietary content and focusing on content sales and services. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

        The success of the Company's business will depend on HealthGate's ability to sell its content products and services and develop new products and services.    HealthGate licenses content on an individual resource basis so that customers can choose specific content elements that meet their needs. HealthGate continues to support its CHOICE Web site products consisting of content and related services on a pre-packaged basis. HealthGate is currently working on delivering three new product initiatives: customized print-on-demand patient education materials (including brochures and fact sheets); Content Centers of Excellence; and customizable electronic newsletter. The Company believes that these products will allow HealthGate's customers to provide their patients with complete, consistent and up-to-date healthcare information. However, new product initiatives involve some initial investment with no assurance of success.

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

        HealthGate's business prospects may suffer if the Company is not able to keep up with the rapid technological developments in the electronic healthcare content industry.    The electronic healthcare content industry is characterized by rapid technological developments, evolving industry standards, changes in user and customer requirements and frequent new service and product introductions and enhancements. The introduction of new technology or the emergence of new industry standards and practices could render the Company's systems and, in turn, its products and services, obsolete and unmarketable or require the Company to make significant unanticipated investments in research and development to upgrade its systems in order to maintain the marketability of its products. To be successful, in addition to maintaining the depth and breadth of its content repository, the Company must continue to license or develop leading technology, enhance its existing products and services and respond to emerging industry standards and practices on a timely and cost-effective basis. The Company has been able to effectively adopt and implement new technologies to date, however, there can be no assurances that the Company could continue to do so. If the Company is unable to successfully respond to these developments, particularly in light of the rapid technological changes in the electronic healthcare content industry generally and the highly competitive market in which it operates, the Company's business, results of operations and the market price of the Company's common stock could be adversely affected.

        A significant portion of HealthGate's revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company's business unless the Company finds other significant customers.    Historically, HealthGate has generated a substantial portion of its revenue from a few customers. In the year ended December 31, 2002, one customer, HCA-Information, accounted for 16% of the Company's total revenue.

        In October 2002, HealthGate and HCA-Information entered into a new agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1.1 million. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement.

        Blackwell Science (a stockholder) that has historically accounted for a significant portion of HealthGate's revenue, accounted for 2% of HealthGate's total revenue for the year ended December 31, 2002. HealthGate's agreement with Blackwell Science terminated on January 31, 2002. No revenue is expected from Blackwell Science in 2003.

        HealthGate's agreement with GE Medical Systems ("GEMS"), as amended, runs through June 2003. Revenues derived under this agreement were significant prior to 2002. No revenue was recognized from GEMS in the year ended December 31, 2002, and no revenue from GEMS is expected in 2003.

        An agreement with a customer that represents 8% of revenue for the year ended December 31, 2002 terminated in January 2003.

        The loss of HCA-Information or any other significant customer or HealthGate's failure to obtain new significant customers and sources of revenues could adversely affect the Company's business.

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

        HealthGate faces intense competition in licensing its healthcare information products and services and may not be able to compete effectively.    The market for healthcare content products and services is intensely competitive and rapidly changing. With only moderate barriers to entry in a rapidly evolving industry, there are now several content providers offering users similar healthcare content, products and services, and there are many other companies that provide general healthcare content. The Company expects that competition will continue to grow. HealthGate competes, directly and indirectly, for customers, consumers, content and service providers, and acquisition candidates with other electronic healthcare content companies. Some of the Company's competitors may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services, longer operating histories, greater brand recognition and larger customer bases.

        The performance of HealthGate's Web sites and computer systems is critical to its business and the business will suffer if the Company experiences system failures.    The performance of HealthGate's Web sites and computer systems is critical to the Company's reputation and ability to attract and retain users, customers, advertisers and subscribers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which often experience development delays and may contain undetected errors or failures when introduced into the Company's existing systems. HealthGate experienced a minor unscheduled service interruption of approximately 4 hours in 1998 and a minor unscheduled service interruption of approximately 1 hour in 2002. These interruptions represent 0.05% and 0.01%, respectively, of the service time for each of those years. In April 2001, HealthGate's activePress service experienced an unscheduled service interruption of approximately six hours. The Company cannot guarantee that it will not experience more significant service interruptions in the future. The Company is also dependent upon Web browsers and Internet service providers to provide Internet users access to its Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. The Company also depends on certain information providers to deliver information and data feeds to it on a timely basis. HealthGate Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of the Company's content or an increase in response time on the Company's Web sites could cause it to lose potential or existing users, customers, advertisers or subscribers and could result in damage to its reputation or a decline in the Company's stock price.

        In March 1999, HealthGate entered into an Internet Data Center Services Agreement with Exodus Communications, Inc. to house all of the Company's central computer facility servers at Exodus's Internet Data Center in Waltham, Massachusetts. In September 2001, Exodus filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and in December 2001 was purchased by Cable and Wireless. HealthGate does not presently maintain fully redundant systems at separate locations, so the Company's operations depend on Cable & Wireless' ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Cable & Wireless provides comprehensive facilities management services, including human and technical monitoring of all production servers, Cable & Wireless does not guarantee that HealthGate's Internet access will be uninterrupted, error-free or secure.

        During 2002, HealthGate decided to outsource the monitoring of its production Web performance in order to reduce operating costs. HealthGate began using Coradiant's "OutSight" services to find critical events and fix them before there is service interruption. However, Coradiant does not guarantee that HealthGate's Internet access will be uninterrupted, error-free or secure.

        HealthGate has also developed a disaster recovery plan to respond to system failures. HealthGate cannot guarantee that its disaster recovery plan is capable of being implemented successfully. HealthGate cannot guarantee that the Company's insurance will be adequate to compensate it for all losses that may occur as a result of any system failure.

        HealthGate's business prospects may suffer if it is not able to successfully retain key personnel.    HealthGate had 33 employees as of December 31, 2002. HealthGate's future success depends on the Company's ability to retain, train, motivate, identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. The Company cannot guarantee that it will be able to retain or attract skilled personnel.

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

        HealthGate's business depends on its ability to provide a comprehensive library of healthcare information.    A significant portion of HealthGate's content is proprietary. HealthGate licenses the rest of its content from third parties. These licenses are generally non-exclusive, have an initial term of one year and are renewable. In addition, a number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. Although HealthGate currently considers its relationships with its third party content vendors to be good, the Company cannot guarantee that it will be able to continue to license its present content or be able to develop or license sufficient additional content to provide a diverse and comprehensive library.

        HealthGate's business may be adversely affected if the Company is not able to effectively protect its intellectual property rights.    HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company's "HealthGate," "CHOICE," "MedGate," "ReADER," "activePress," and its HealthGate logo trademarks in the United States. On February 12, 2002, HealthGate acquired the U.S. registered trademark for "The Natural Pharmacist." HealthGate has pending applications for "HealthGate OnSite," and "The HealthGateWay." Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. In order to limit unauthorized use of its intellectual property, HealthGate began conducting regular external Web audits in 2002. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate's proprietary rights to the same extent, as do the laws of the United States.

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

ITEM 2.    Properties

        HealthGate's principal executive and corporate offices along with development and network operations are located in Burlington, Massachusetts, under a lease for approximately 32,000 square feet of space, which expires in June 2005. The Company is currently utilizing approximately 12,000 square feet of this space. During the fourth quarter of 2001, HealthGate committed to an exit plan to vacate certain excess space at its headquarters building and in February 2002, the Company began subleasing a portion of its excess space. In addition to the Burlington space, the Company's central computer facility is located at a Cable & Wireless Internet Data Center in Waltham, Massachusetts. The Company believes that current space is adequate.

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

        From time to time HealthGate becomes the subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at December 31, 2002 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding HealthGate's executive officers as of March 15, 2003.

Name	Age	Position
William S. Reece	37	Chairman of the Board of Directors, President and Chief Executive Officer
Veronica Zsolcsak	52	Chief Financial Officer, Treasurer and Secretary
Steven Woodis	46	Vice President, Sales

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

        Steven Woodis joined HealthGate's as Vice President, Sales in September 2002. Previous to his joining HealthGate, from December 2000 to September 2002, Mr. Woodis served as Senior Vice President of Sales & Marketing for the physicians' services division of Per-Se Technologies. From January 1996 to December 2000, Mr. Woodis was a founder and the Vice President of Development for Pediatric Physician Alliance. Mr. Woodis has also held management positions with Coram Healthcare (1992-1996) and GE Capital (1988-1992).

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        HealthGate's common stock was traded on the NASDAQ National Market from January 26, 2000 through May 23, 2002 under the symbol HGAT. Beginning May 24, 2002, HealthGate's common stock began trading on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "HGAT." The table below shows the high and low sales prices per share for the shares of common stock on the Nasdaq National Market and OTCBB, as applicable, for the calendar quarters indicated and adjusted to reflect the July 1, 2001, 3-for-1 reverse stock split. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2001	HIGH	LOW
First Quarter	$2.063	$0.469
Second Quarter	$2.610	$0.600
Third Quarter	$1.200	$0.250
Fourth Quarter	$0.770	$0.300
2002	HIGH	LOW
First Quarter	$0.830	$0.400
Second Quarter	$0.530	$0.120
Third Quarter	$0.250	$0.060
Fourth Quarter	$0.140	$0.040

        On March 5, 2003, the closing sale price of HealthGate's common stock, as quoted on the OTCBB, was $0.07 per share.

        On March 5, 2003, there were 61 holders of record of HealthGate's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to accurately estimate the total number of beneficial stockholders represented by these record holders.

        HealthGate has never declared or paid any cash dividends on its common stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        HealthGate did not sell any unregistered securities during the fourth quarter ended December 31, 2002.

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

        The funds from the initial public offering have been the principal source of liquidity for HealthGate during the year ended December 31, 2002 and were used to fund operating losses and make capital expenditures as described in the financial statements included in this report. Other proceeds from the offering have been invested in interest-bearing, investment grade securities.

Equity Compensation Plan Information

        The Company maintains the HealthGate 1994 Stock Option Plan ("1994 Plan") pursuant to which the Company grants stock options to directors, officers, employees and consultants. The 1994 Plan was adopted by the Board of Directors and approved by HealthGate's stockholders.

        Additionally, outside of the 1994 Plan, HealthGate granted a June 1999 warrant for 396,600 shares of HealthGate's common stock to General Electric Company in connection with a development and distribution agreement and a March 2001 warrant for 66,666 shares of HealthGate's common stock to NBC Internet, Inc. in connection with a strategic alliance agreement. See Note 7 of Notes to consolidated financial statements for further information about these warrants

        The following table gives information about stock options under the 1994 Plan and the warrants granted to General Electric Company and NBC Internet, Inc.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans
Equity compensation plans approved by security holders(1)	574,480		$0.92	762,551
Equity compensation plans not approved by security holders	463,266	(2)	$8.97

Total	1,037,746			762,551

(1)
Stock options under the 1994 Plan.

(2)
Warrants issued to General Electric Company and NBC Internet, Inc.

ITEM 6.    Selected Consolidated Financial Data

        The selected consolidated financial data set forth below should be read in conjunction with HealthGate's financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2000, 2001, 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002, is derived from and qualified by reference to the audited financial statements included elsewhere in this filing. The consolidated statement of operations data for the years ended December 31, 1998 and 1999, and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000, is derived from the Company's audited financial statements that do not appear in this filing. In accordance with the provisions of Emerging Issues Task Force Issue No. 01-09 "Accounting for Consideration Given to a Vendor by a Customer" ("EITF 01-09"), HealthGate has reclassified certain amortization of marketing and distribution rights and certain advertising costs from expense to a reduction in revenue in the years presented. The historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$2,434	$2,651	$6,972	$8,650	$6,193
Total costs and expenses	4,975	18,941	53,626	19,370	10,823

Loss from operations	(2,541)	(16,290)	(46,654)	(10,720)	(4,630)
Net loss	(2,878)	(16,732)	(49,534)	(8,160)	(4,435)
Net loss attributable to common stockholders	(3,472)	(25,469)	(49,640)	(8,160)	(4,435)
Basic and diluted net loss per share attributable to common stockholders	$(2.28)	$(16.39)	$(8.87)	$(1.36)	$(0.74)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	1,516	1,554	5,594	6,006	6,015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$961	$579	$4,594	$8,589	$4,449
Marketable securities	—	—	10,305	—	—
Total assets	2,371	27,163	26,967	13,619	6,893
Long-term debt and capital lease obligations	3,655	1,957	220	6	—
Redeemable convertible preferred stock	6,889	15,627	—	—	—
Stockholders' equity	$(9,735)	$1,801	$13,608	$5,642	$1,217

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Business—Risk Factors" and elsewhere in this report.

Overview

        HealthGate Data Corp. ("HealthGate" or the "Company") is a market-leading electronic publisher of healthcare information. HealthGate offers customers a comprehensive content repository of healthcare information including information on a wide range of medical conditions, drug interactions, complementary and alternative health remedies, medical procedures and current information on emerging health issues and medical developments. This information provides HealthGate's customers with the capability to generate additional revenues as well as drive down costs through clinician and patient education, more effective research, improved treatment and regulatory compliance. The Company's XML-based content can be delivered electronically to its customers or built into clinical software systems.

        HealthGate's management believes it has developed a scalable and sustainable business model. The Company's limited operating history makes an evaluation of the business and its prospects difficult. Investors should not use the Company's past results as a basis to predict future performance. The Company intends to continue to invest in its content repository. The Company plans to manage its expenses in line with its revenue. However, HealthGate cannot assure investors that it will achieve significant revenue or profitability or, if significant revenue or profitability is achieved, that the Company will be able to sustain them.

        At December 31, 2002, the Company had $4,449,000 of cash and cash equivalents and $87,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 2000, 2001 and 2002, the Company incurred net losses of $49,534,000, $8,160,000 and $4,435,000, respectively, and negative cash flows from operations of $21,482,000, $5,380,000 and $3,309,000, respectively. Additionally, as of December 31, 2002, the Company had an accumulated deficit of $98,166,000.

        The Company has taken numerous actions to substantially reduce operating cash outflows. These actions included terminating the Company's agreement with NBC Internet, Inc. ("NBCi"), settling commissions owed under a development and distribution agreement, workforce reductions, and amending or canceling several content arrangements. Management believes that these actions have not impaired the Company's ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

        Based on HealthGate's forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations through 2003. The Company's future beyond 2003 is dependent upon its ability to maintain break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

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

        The following critical accounting policies and significant judgments and estimates were used in the preparation of HealthGate's consolidated financial statements:

        Revenue Recognition.    HealthGate primarily derives revenue from licensing access to its content repository. In 2002, HealthGate also began entering into publishing agreements with print publishers. HealthGate has also generated revenue from providing activePress™ services, online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. In order to focus on being an electronic publisher of healthcare information, HealthGate chose to phase out its advertising, sponsorship and e-commerce offerings in November 2000. Accordingly, there is limited revenue from these activities in 2001 and 2002. HealthGate's activePress agreement with Blackwell Science terminated in January 2002. HealthGate no longer provides activePress services.

        HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"). Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For those arrangements entered into before July 1999, in which HealthGate guaranteed advertising commissions to the customer, HealthGate recorded fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees were recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, was recognized as revenue ratably over the term of the underlying agreement. For those 1999 arrangements in which HealthGate guaranteed advertising and sponsorship commissions in excess of the fees paid by the customer, the excess was recorded as expense upon signing the agreement. HealthGate entered into these types of guaranteed advertising arrangements for promotional purposes to establish the CHOICE Web site product but, beginning in July 1999, discontinued the use of these arrangements. HealthGate no longer offers advertising guarantees to its customers. As of December 31, 2002, none of these arrangements were still in effect. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate's past collections experience, the customer's payment history and evaluation of the customer's financial condition. If collection is not deemed probable revenue recognition does not begin until cash is received.

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

  (a)
  HealthGate receives an identifiable benefit in exchange for the consideration and the identifiable benefit is sufficiently separable from the customer's purchase of HealthGate's products such that HealthGate could have purchased the products or services from a third party.

  (b)
  HealthGate can reasonably estimate the fair value of the benefit received.

        If both conditions are met, consideration paid to the customer may be recognized as expense.

        Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted. As a result, HealthGate has reclassified $3,500,000, $717,000 and $598,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc., an affiliate of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation, in November 1999 from expense to a reduction in revenue for the years ended December 31, 2000, 2001 and 2002, respectively. HealthGate reclassified $80,000 of expenses for advertising commissions paid to customers in the year ended December 31, 2000 and reclassified $7,000 of expenses related to the Company's agreement with NBC Internet, Inc. from sales and marketing expense to a reduction in revenue for the year ended December 31, 2001. Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments. If HealthGate reached different conclusions, reported revenues could have been materially different.

        In November 1999, HealthGate entered into a three year development agreement with Columbia Information Systems, Inc., now known as HCA-Information Technology & Services, Inc. ("HCA-Information"), a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation ("HCA"), to design, develop and maintain customized, co-branded CHOICE Web sites for up to 280 HCA hospitals and affiliates. The agreement provided for an annual license fee of $3,500,000 to be paid by HCA-Information for all products and services that HealthGate provided under the agreement. HealthGate began delivering customized co-branded CHOICE Web sites pursuant to this agreement in December 1999.

        In March 2001, HealthGate and HCA-Information amended the development agreement. The term of the amended agreement was from March 2001 to November 2002 and called for HCA-Information to pay license fees to HealthGate of approximately $1,417,000 in both 2001 and 2002. The amendment significantly reduced the content and services that were made available to HCA-Information and increased the maximum number of authorized users covered to 330. The annual license fees from this agreement were recognized ratably over the term of the amended agreement.

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement. As of December 31, 2002, the Company was providing access to its content to 236 authorized users under this agreement.

        Revenue from licensing electronic content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long as HealthGate has no material future obligations.

        E-commerce revenue has been derived principally from individual user online subscriptions and from transaction fees for the fee based access to portions of the HealthGate Web sites. Revenue from user subscriptions is recognized ratably over the subscription period, and revenue from transactional based fees is recognized when the related service is provided. HealthGate no longer generates significant E-commerce revenue.

        Advertising revenue was derived principally from short-term advertising contracts, in which HealthGate typically guaranteed a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising revenue was recognized in the period in which the advertisement was displayed, at the lesser of the ratio of impressions delivered over total guaranteed impressions or a straight-line basis over the term of the contract, provided that no significant HealthGate obligations remained. To the extent that minimum guaranteed impressions were not met, HealthGate deferred recognition of the corresponding revenue until the guaranteed impressions were delivered. Sponsorship revenue is recognized ratably over the terms of the applicable agreements, which generally ranged from one month to three years. Revenue from user subscriptions is recognized ratably over the subscription period, and revenue from transaction-based fees is recognized when the service was provided.

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

        Software Development and Content Development Costs.    Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes certain costs, primarily internal labor, incurred during the application development stage of software developed for internal use. These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended purpose. During the year ended December 31, 2000, development costs of $659,000 were capitalized. These costs were amortized into cost of revenue over the estimated life of the related software. For the years ended December 31, 2000 and 2001, amortization of software development costs was $165,000 and $494,000, respectively. During the year ended December 31, 2001, development costs totaling $787,000 were capitalized relating to the Company's Project Intellect strategic initiative. During 2002, an additional $66,000 of software development costs were capitalized relating to this project. This software was placed in service during 2002 and is being amortized to cost of revenue over the estimated one-year life of the software. During the year ended December 31, 2002, development costs relating to two other projects were capitalized for $50,000 and $29,000. These software projects were completed during 2002, and the Company began amortizing these costs into cost of revenue on a straight-line basis over the estimated one-year life of the underlying software. Amortization of capitalized software for the year ended December 31, 2002 totaled approximately $665,000. HealthGate has made significant judgments in estimating the useful life of the capitalized software to be one year. Operating results would be materially different if a different useful life were used.

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

        In November 1999, HealthGate entered into a three-year marketing and reseller agreement with Columbia Information Systems, Inc., now known as HCA-Information Technology & Services, Inc. ("HCA-Information"), a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation ("HCA"), under which HCA-Information agreed to endorse HealthGate as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA hospitals and affiliates. The agreement provided HealthGate, among other things, the right to make a first offer to provide services for adding content to the HCA-Information's health portal site and any site owned or operated by or affiliated with HCA-Information or HCA. Further, HCA-Information could, for a commission, market and sell HealthGate's CHOICE products to entities unaffiliated with HCA, subject to HealthGate's approval. In connection with this agreement, HealthGate issued a warrant to CIS Holdings, Inc., an affiliate of HCA and HCA-Information, for the purchase of up to

647,012 shares of HealthGate's common stock. The warrant had a term of three years, an exercise price per share of $33.00 and became exercisable in January 2000 upon HealthGate's initial public offering. The fair value of this warrant was determined to be $13,500,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 3 years, and an interest rate of 6.6%. This amount was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the three-year contractual term of the related agreement, which expired in October 2002.

        When issued, HealthGate concluded that it was appropriate to record the value of the warrants as assets and amortize the assets over the contractual term of the related agreements rather than record one-time charges, because the Company believed there was value to being associated with these partners that would lead to future revenues to HealthGate from third parties. If the Company had reached a different conclusion, it would have yielded materially different results. The valuations of the warrants required certain significant judgments and estimates, including the term, volatility and interest rates that were used in the Black-Scholes valuation model. If different assumptions and estimates had been made, the amount capitalized and the related amortization could have been materially different.

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

        HealthGate continued to monitor the liquidation of SelfCare throughout 2001. Based on the information provided to HealthGate by DSI during the fourth quarter of 2001, such as the value of assets currently available for distribution, the likelihood and timing of additional recoveries, and the amount of total claims against the SelfCare estate, HealthGate determined that the likelihood of a material recovery of its claim in the SelfCare liquidation was remote. Accordingly, the results of operations for the year ended December 31, 2001 include recognition of $2,080,000 of other income as a result of reversing the remaining amounts relating to the SelfCare matters. HealthGate's balance sheets at December 31, 2001 and 2002 include no other amounts relating to the Company's relationship with SelfCare. Had HealthGate made a different determination of the likelihood of collecting against this claim, it would have resulted in the amounts continuing to be carried on HealthGate's balance sheet and no other income from SelfCare being recognized in the year ended December 31, 2001.

        Lease Exit Costs.    HealthGate leases approximately 32,000 square feet of office space under a lease that expires in June 2005. HealthGate's annual cost for this space is approximately $28 per square foot per year. During the fourth quarter of 2001, the Company committed to an exit plan to vacate approximately 20,000 square feet of excess space at its headquarters building, and began negotiating a sublease for a portion of this excess space that was finalized in February 2002. The sublease is initially for approximately 10,800 square feet, and increases to approximately 14,000 square feet after the first year. The sublease is for the remaining term of HealthGate's lease with its landlord.

        For purposes of calculating exit costs, HealthGate included the difference between the rate the Company is currently obligated to pay and the rate that the subtenant has agreed to pay for the space it is renting. The Company also included an impairment of leasehold improvements on the space being vacated, taxes and utilities related to the subleased space. HealthGate also estimated the amount of sublease payments that will ultimately be collected. Additionally, HealthGate assumed that it would not be able to locate a subtenant for its remaining unused space and included the rent expense for that space for the remainder of the lease. HealthGate's charge also included the estimated cost of building out the space for its subtenant and legal and professional costs of completing the sublease.

        HealthGate's calculation included significant estimates including the amount of sublease payments that will be collected, HealthGate's inability to rent the remaining excess space, the amount of charges that will actually be incurred and the rate that HealthGate would be charged for taxes and utilities by its landlord over the remaining term of its lease. If HealthGate had made different assumptions, it could have resulted in a different charge being recorded in 2001. Also, these estimates and assumptions will require monitoring on a quarterly basis for changes in circumstances. As a result, assumptions may require adjustment, which could affect the amount accrued and generate a future charge or credit to this line item in future periods, and the amount could be material.

Results of Operations

Comparison of Year Ended December 31, 2002 with Year Ended December 31, 2001

Revenue

        Total revenue was $6,193,000 for the year ended December 31, 2002 compared to $8,650,000 for the year ended December 31, 2001, a decrease of $2,457,000 or 28%. This decrease is primarily as a result of the expiration of a contract with Blackwell Science, decreases in revenue under the Company's agreement with GEMS and the amendment of HealthGate's agreement with HCA-Information.

        In the year ended December 31, 2002, one customer, HCA-Information, represented 16% of total revenue. In the year ended December 31, 2001, one customer, HCA-Information represented 15% of total revenue. For the year ended December 31, 2002, related party revenue was $138,000 from Blackwell Science. Related party revenue was $2,489,000 for the year ended December 31, 2001, including $1,624,000 from Blackwell Science and $865,000 from GEMS.

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement.

        HealthGate's agreement with Blackwell Science for activePress services terminated in January 2002. HealthGate did not realize significant revenue from Blackwell in 2002. HealthGate's current agreement with GEMS runs through June 2003. No revenue was realized from GEMS in 2002. HealthGate expects that its future near term revenue growth will be derived from content related sales and services.

        An agreement with a customer that represents 8% of revenue for the year ended December 31, 2002 terminated in January 2003.

  Costs and Expenses

        Cost of Revenue.    Cost of revenue consists primarily of costs involved with providing Web services, royalties associated with licensed content, and related equipment and software costs. Cost of revenue decreased to $2,779,000 in the year ended December 31, 2002 from $2,979,000 in the year ended

December 31, 2001. This decrease is primarily due to savings for content royalties resulting from continued cost containment measures and savings for contract writers. Savings on contract writers were made possible through process improvements. These savings are partially offset by approximately $100,000 in additional depreciation and amortization expense in the current year, primarily relating to amortization of capitalized software development costs for software placed in service in the second quarter of 2002. As a percentage of total revenue, cost of revenue increased from 34% for the year ended December 31, 2001 to 45% for the year ended December 31, 2002.

        Research and Development.    Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's service offerings. Research and development expenses decreased to $2,424,000 for the year ended December 31, 2002 from $3,033,000 for the year ended December 31, 2001, due primarily to savings in salaries and related costs for technical and development personnel and consultants made possible through operating efficiencies. During the year ended December 31, 2001, software development costs totaling $787,000 relating to HealthGate's Project Intellect initiative were capitalized. During the year ended December 31, 2002, software development costs totaling $146,000 were capitalized. These costs are being amortized into cost of revenue over the one-year estimated life of the related software. The Company expects that it will experience minimal increases in its research and development expenses in 2003 due to scalability of its current product offerings and the institution of cost controls.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses decreased to $1,460,000 for the year ended December 31, 2002 from $5,768,000 for the year ended December 31, 2001. A portion of this decrease was due to expenses relating to the Company's relationship with NBCi of $1,620,000 for the year ended December 31, 2001. No similar amounts were incurred in the year ended December 31, 2002 as a result of the termination of the Company's agreement with NBCi in June 2001. This decrease was also due to savings in salaries and related costs for marketing management personnel and promotional activities resulting from cost containment measures in 2001 and 2002.

        General and Administrative.    General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses decreased to $4,161,000 in the year ended December 31, 2002 from $5,711,000 in the year ended December 31, 2001. This decrease is primarily due to staffing reductions and lower professional and outside services expenses in 2002. The Company does not expect general and administrative expenses to increase significantly in 2003.

        Lease Exit Costs.    During the fourth quarter of 2001, the Company committed to an exit plan to vacate certain excess space at its headquarters building and began negotiating a sublease for a portion of this excess space which the Company finalized in February 2002. HealthGate's results of operations for 2001 include a charge of $1,880,000 as a result of these activities. This charge includes the projected cost of the excess space over the remaining term of HealthGate's lease, net of anticipated sublease income and an impairment charge related to leasehold improvements of $151,000

        Interest Income.    Interest income for the year ended December 31, 2002 was $87,000 compared to $417,000 for the year ended December 31, 2001. This decrease is the result of lower invested cash balances and lower interest rates in 2002.

        Interest Expense.    Interest expense for the year ended December 31, 2002 was $20,000 compared to $67,000 for the year ended December 31, 2001. This decrease is the result of the lower outstanding balances on the Company's capital lease obligations in 2002.

        Other Income (Expense), Net.    Other income(expense), net for the year ended December 31, 2002 was income of $129,000 compared to income of $2,209,000 for the year ended December 31, 2001. In 2001, HealthGate recognized $2,080,000 of other income relating to SelfCare matters. Also, in 2001, HealthGate recognized $126,000 related to the termination of a distribution agreement with EMC Corp., the successor to Data General Corporation. See Note 12 of Notes to Consolidated Financial Statements. In February 2003, HealthGate entered into a settlement agreement that established commissions due under a development and distribution agreement related to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued. This amount will be recorded as other income in the quarter ended March 31, 2003.

        Income Taxes.    As of December 31, 2002, HealthGate had net operating loss carryforwards of approximately $53,800,000. HealthGate's net operating loss carryforwards expire beginning in 2011. Certain future changes in the share ownership of HealthGate, as defined in the U.S. Internal Revenue Code, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to HealthGate's lack of earnings history.

Comparison of Year Ended December 31, 2001 with Year Ended December 31, 2000

Revenue

        Total revenue was $8,650,000 for the year ended December 31, 2001 compared to $6,972,000 for the year ended December 31, 2000, an increase of $1,678,000 or 24%. In November 2000, the Company made the decision to focus its efforts on its content sales and service offerings, consisting primarily of licensing access to its content repository. As a result of this change in focus, services revenue for the year ended December 31, 2001 increased to $8,540,000 from $3,935,000 for the year ended December 31, 2000.

        In November 2000, as part of the Company's decision to focus on content services, HealthGate decided to phase out its advertising, sponsorship and e-commerce offerings. For the year ended December 31, 2001, advertising, sponsorship and e-commerce revenue decreased to $110,000 from $3,037,000 in the year ended December 31, 2000.

        In the year ended December 31, 2001, two customers represented 34% of total revenue, HCA-Information (15%), and Blackwell Science (19%). In the year ended December 31, 2000, two customers represented 36% of total revenue, Medical SelfCare (24%) and Blackwell Science (12%). For the year ended December 31, 2001, related party revenue was $2,489,000, including $1,624,000 from Blackwell Science and $865,000 from GEMS. Related party revenue was $1,306,000 for the year ended December 31, 2000, including $827,000 from Blackwell Science and $479,000 from GEMS.

        In March 2001, HealthGate and HCA-Information amended their Co-Branded CHOICE Web Site Agreement. The term of the amended agreement was from March 2001 to November 2002 and called for HCA-Information to pay license fees to HealthGate of approximately $1,417,000 in both 2001 and 2002. HealthGate recognized these fees as revenue ratably over the term of the amended agreement. The amendment significantly reduced the content and services that were made available to HCA-Information, increased the maximum number of authorized users covered to 330 and eliminated HCA-Information's option to terminate the agreement on June 1, 2001.

  Costs and Expenses

        Cost of Revenue.    Cost of revenue decreased to $2,979,000 in the year ended December 31, 2001 from $4,015,000 in the year ended December 31, 2000. This decrease is primarily due to lower cost of licensed content in 2001. During 2001, HealthGate renegotiated several of its content agreements and replaced several other content resources with its own proprietary content. The decreases in content costs were partially offset with higher depreciation from equipment purchases made in 2000 to support the Company's increased service offerings. As a percentage of total revenue, cost of revenue decreased from 58% for the year ended December 31, 2000 to 34% for the year ended December 31, 2001. During 2001 and early in 2002, HealthGate was able to substantially increase the amount of proprietary content offerings in its repository and decrease the need to license content from others.

        Research and Development    Research and development expenses decreased to $3,033,000 for the year ended December 31, 2001 from $7,234,000 for the year ended December 31, 2000, due primarily to savings in salaries and related costs for technical and development personnel and consultants resulting from cost containment measures taken in the fourth quarter of 2000 and throughout 2001. During the year ended December 31, 2001, software development costs totaling $787,000 relating to HealthGate's Project Intellect initiative were capitalized. These costs were amortized into cost of revenue over the estimated one-year life of the related software, beginning April 2002 when that software was complete and ready for its intended purpose. During the year ended December 31, 2000, software development costs of $659,000 were capitalized. These costs were amortized to cost of revenue on a straight-line basis over the one-year life of the related software.

        Sales and Marketing.    Sales and marketing expenses decreased to $5,768,000 for the year ended December 31, 2001 from $23,144,000 for the year ended December 31, 2000. Of this decrease, $12,971,000 related to decreases in expenses associated with the Company's agreement with NBCi. In 2000, HealthGate recorded sales and marketing expense relating to its agreement with NBCi of $14,590,000, which included $4,500,000 of non-cash amortization charges associated with the shares of HealthGate common stock issued to NBCi in November 1999. In 2001, HealthGate recorded $1,620,000 of expense associated with the NBCi agreement, including $38,000 of non-cash amortization associated with a common stock warrant issued to NBCi in March 2001. In June 2001, HealthGate negotiated to end its contract with NBCi. Other decreases in sales in marketing expense in 2001 are the result of lower salaries and related costs resulting from cost containment measures taken in the fourth quarter of 2000 and throughout 2001.

        General and Administrative.    General and administrative expenses increased to $5,711,000 in the year ended December 31, 2001 from $5,270,000 in the year ended December 31, 2000. This increase was largely due to the expansion of the Company's corporate offices late in 2000 and to depreciation expense associated with a financial software package implemented in September 2000.

        Marketing and Distribution Rights Amortization.    During the year ended December 31, 2000, non-cash amortization expense of $6,028,000 was recorded related to the warrant issued to General Electric Company in 1999. During the year ended December 31, 2000, non-cash amortization expense of $1,000,000 was recorded in excess of the $3,500,000 of non-cash amortization reclassified to a reduction in revenue, in connection with the warrant issued to CIS Holdings, Inc., in November 1999. During the year ended December 31, 2001, non-cash amortization expense of $717,000 related to the warrant issued to CIS Holdings, Inc. was reclassified to revenue in accordance with EITF 01-09.

        Lease Exit Costs.    During the fourth quarter of 2001, the Company committed to an exit plan to vacate certain excess space at its headquarters building and began negotiating a sublease for a portion of this excess space which the Company finalized in February 2002. HealthGate's results of operations for 2001 include a charge of $1,880,000 as a result of these activities. This charge includes the projected cost of the excess space over the remaining term of HealthGate's lease, net of anticipated sublease income and an impairment charge related to leasehold improvements of $151,000.

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

        Other Income (Expense), Net.    Other income(expense), net for the year ended December 31, 2001 was income of $2,209,000 compared to expense of $75,000 for the year ended December 31, 2000. In 2001, HealthGate recognized $2,080,000 of other income relating to SelfCare matters. Also, in 2001, HealthGate recognized $126,000 related to the termination of a distribution agreement with EMC Corp., the successor to Data General Corporation. See Note 12 of Notes to Consolidated Financial Statements.

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

        For the year ended December 31, 2002, cash used in operations was $3,309,000. The Company's net loss of $4,435,000, reduced by non-cash expenses of depreciation and amortization of $2,906,000, stock based compensation of $9,000, and a loss on sales of fixed assets of $4,000 was a use of $1,516,000. A decrease in accounts receivable from improved collections efforts resulted in an increase in operating cash of $316,000. The changes in prepaid expenses and other assets resulted in a net use of $22,000. Decreases in operating payables and other accrued expenses resulted in a use of $187,000 of operating cash. Decreases in deferred revenue resulted in a use of $1,389,000 of operating cash. Decreases in other liabilities resulted in a use of $511,000.

        For the year ended December 31, 2001, cash used in operations was $5,380,000. The Company's net loss of $8,160,000, reduced for non-cash expenses including depreciation and amortization of $3,736,000, stock-based compensation of $151,000 and losses on disposals of fixed assets of $174,000, and increased for non-cash income relating to SelfCare of $2,080,000 was a net use of $6,179,000. A decrease in accounts receivable from improved collections efforts resulted in an increase in operating cash of $2,742,000. Decreases in operating payables and other accrued expenses resulted in a use of $3,482,000 of operating cash. Increases in other liabilities related to the accrual of lease exit costs resulted in a source of $1,318,000. Net change in all other operating assets and liabilities was a source of $221,000.

        Net cash used in investing activities in 2002 was $616,000, consisting of $393,000 of cash used for the purchase of the assets of The Natural Pharmacist ("TNP"), $145,000 for capitalized software development costs and $78,000 used for the purchase of fixed assets. In 2001, net cash provided by investing activities was $9,650,000, consisting primarily of net proceeds from marketable securities of $10,305,000. During 2001, the Company also used $116,000 for the purchase of property and equipment and $787,000 for capitalized software development costs and received $248,000 from refunds on previous purchases of fixed assets.

        Cash used in financing activities in 2002 was $214,000, which consisted of the payment of obligations under capital lease arrangements. Cash used in financing activities in 2001 was $275,000, which consisted primarily of the payment of obligations under capital lease arrangements of $281,000, offset by $6,000 of proceeds from issuance of common stock.

        The following table sets forth HealthGate's contractual obligations by period:

Contractual Obligations	Less than 1 year	1-3 years	More than 3 years	Total
Operating leases	$1,097,000	$1,383,000	$—	$2,480,000
Capital lease obligations	6,000	—	—	6,000
Content licensing obligations	590,000	21,000	—	611,000

        At December 31, 2002, the Company has $4,449,000 of cash and marketable securities and $87,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 2000, 2001 and 2002, the Company incurred net losses of $49,534,000, $8,160,000, and $4,435,000, respectively, and negative cash flows from operations of $21,482,000, $5,380,000, and $3,309,000 respectively. Additionally, as of December 31, 2001, the Company had an accumulated deficit of $98,166,000.

        The Company has taken numerous actions to substantially reduce operating cash outflows. These actions included terminating the Company's agreement with NBCi, settling amounts owed under distribution agreements, workforce reductions, and amending or canceling several content arrangements. Further, if the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

        Based on the Company's current forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations through at least 2003. The Company's future beyond 2003 is dependent on its ability to achieve break even or positive cash flow, or raise additional financing. There can be no assurance that the Company will be able to do so.

Recent Accounting Pronouncements

        In June 2002, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. HealthGate does not expect the adoption of SFAS 146 to materially impact its financial position or results of operations.

        In December 2002, The FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods for transitioning to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition and annual provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the quarter ending March 31, 2003. The Company will continue to account for employee stock compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

        In November 2002, The FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires additional disclosures to be made in interim and annual financial statements about obligations under certain guarantees that have been issued. Accounting requirements for initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all accounting periods which end after December 15, 2002. The following is a summary of the agreements that HealthGate has determined are within the scope of FIN 45.

        HealthGate indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, HealthGate has a Director and Officer insurance policy that limits it exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, HealthGate believes the estimated fair value of these indemnification agreements is minimal.

        HealthGate warrants that the content that the Company licenses to its customers shall operate in accordance with the written specifications and documentation provided by HealthGate. If the licensed content failed to operate as specified, a customer would be entitled to refund of a pro rata portion of the license fees paid to HealthGate. Since HealthGate recognizes fees on a pro rata basis it is unlikely that the Company would experience significant claims under our product or services warranties in excess of amounts recorded as deferred income. As a result, the Company believes the estimated fair value of these warranties is minimal.

        HealthGate enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to HealthGate's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The amount of future payments required under these indemnification agreements is generally limited to the amount of fees paid by the customer pursuant to the agreement. HealthGate has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these warranties is minimal.

        In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. HealthGate does not expect the adoption of EITF 00-21 to have a material impact on the Company's financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. The Company is sensitive to short-term interest rates fluctuations to the extent that such fluctuations impact the interest income received on the Company's investments. To minimize this risk, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. The Company limits its default risk by purchasing only investment grade securities. As of December of 31, 2002, $2,449,000 of the Company's investments were in money market funds and $2,000,000 were in investments which matured within 60 days. Cash and cash equivalents were $4,449,000 at December 31, 2002 and had a weighted average interest rate of 1.46%. See Note 2 of Notes to Consolidated Financial Statements for information on HealthGate's investment policies and portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 15 for the financial statements and supplementary data of HealthGate required by this item.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding HealthGate's executive officers is included at the end of Part I of this report.

        Information regarding HealthGate's directors may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to this item may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to this item may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to this item may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

  (3)
  Exhibits. See the Index to Exhibits, below.

(b)
Reports on Form 8-K. No reports on Form 8-K were filed by HealthGate during the fourth quarter of 2002.

(c)
Index to Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant, in the form filed with Delaware Secretary of State on January 31, 2000.
3.2(17)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed with Delaware Secretary of State on June 28, 2001.
3.3(3)	Second Amended and Restated Bylaws of the Registrant, effective January 31, 2000.
4.1(19)	Specimen Common Stock certificate.
4.2(1)	Registration Agreement dated March 16, 1995 by and between the Registrant, David Friend and William Nelson.
4.3(1)	Registration Agreement dated October 18, 1995 by and between the Registrant and Nichols Research Corporation.
4.4(1)	Registration Agreement dated August 21, 1996 by and between the Registrant and certain investor signatories thereto.
4.5(1)	Registration Agreement dated December 20, 1996 by and between the Registrant and Blackwell Science, Ltd.
4.6(1)	Registration Agreement dated April 7, 1999 by and between the Registrant, GE Capital Equity Investments, Inc., Blackwell Science, Ltd. and Blackwell Wissenschafts-Verlag GmbH.
4.7(1)	Amendment to Purchase Agreements and Registrations Agreements dated as of March 23, 1998 by and among the Registrant and certain stockholder signatories thereto.
4.8(4)	Registration Agreement dated as of June 17, 1999 by and between the Registrant and General Electric Company.
4.09(6)	Registration Rights Agreement dated November 3, 1999 by and between the Registrant and Snap! LLC.
10.1(12)	Lease Agreement dated February 10, 2000 by and between Riggs & Co., a division of Riggs Bank N.A. and the Registrant (excluding exhibits).
10.2(1)	Internet Data Center Services Agreement dated as of December 30, 1998 by and between Exodus Communications, Inc. and the Registrant.
10.3(18)	Amended and Restated 1994 Stock Option Plan of the Registrant.

10.4(1)	Form of Incentive Stock Option Agreement granted under 1994 Stock Option Plan of the Registrant.
10.5(19)	Form of Benefit Letters to certain Officers of the Registrant.
10.6(1)	Form of Non-Employee Director Option Agreement granted under 1994 Stock Option Plan of the Registrant.
10.7(1)	Employment Agreement dated as of October 1, 1995 by and between the Registrant and William S. Reece.
10.8(12)	Form of Indemnification Agreement between Registrant and its directors and officers.
10.9(7)	Stock Purchase Agreement dated as of April 5, 1999 by and between the Registrant, GE Capital Equity Investments, Inc. and Blackwell Science, Ltd.
10.10(16)	Development and Distribution Agreement, dated June 11, 2000 by and between GE Medical Systems and the Registrant (excluding exhibits).
10.11(16)	Amendment Number One, dated May 7, 2001 to Development and Distribution Agreement, dated June 11, 2000 by and between GE Medical Systems and the Registrant (excluding exhibits).
10.12(4)	Warrant to Purchase Common Stock of the Registrant dated June 17, 1999 issued to General Electric Company.
10.13(7)	Co-branded CHOICE Web Site Agreement dated as of November 2, 1999 by and between the Registrant and Columbia Information Systems, Inc.
10.14(16)	Amended and Restated Co-Branded CHOICE Web Site Agreement, dated March 1, 2001 by and between HCA f/k/a Columbia Information Systems and the Registrant (excluding exhibits).
10.15*	Content Agreement, dated November 1, 2002 by and between HCA Information Technology and Services, Inc. and the Registrant (excluding exhibits).
10.16(6)	Marketing and Reseller Agreement dated as of November 2, 1999 by and between the Registrant and Columbia Information Systems, Inc.
10.17(6)	Warrant to purchase Common Stock of the Registrant dated November 2, 1999 issued to CIS Holdings, Inc.
10.18(5)	Warrant to purchase common stock of the Registrant dated March 22, 2001 issued to NBC Internet, Inc.
10.19(7)	Common Stock Purchase Agreement dated November 3, 1999 by and between the Registrant and Snap! LLC.
10.20(9)	Stock Purchase Agreement dated as of January 18, 2000 by and between the Registrant, GE Capital Equity Investments, Inc. and NBC Internet, Inc.
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, independent accountants
24.1	Power of Attorney contained in signature page of Form 10-K
99.1*	Schedule II-Valuation and Qualifying Accounts and Report of Independent Accountants on Financial Statement Schedule.
99.2*	Cerification Pursuant to U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3*	Cerification Pursuant to U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(17)
Previously filed with Registrant's Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001.

(18)
Previously filed with Registrant's Schedule TO, filed on November 27, 2001.

(19)
Previously filed with Registrant's Form 10-K for the fiscal year ended December 31, 2001, filed on March 25, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.
By:	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer March 28, 2003

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

Signature	Title	Date

/s/ WILLIAM S. REECE William S. Reece	Chairman of the Board of Directors, Chief Executive Officer and President (Principal executive officer)	March 28, 2003
/s/ VERONICA ZSOLCSAK Veronica Zsolcsak	Chief Financial Officer, Secretary and Treasurer (Principal financial and accounting officer)	March 28, 2003
/s/ /JULIE FURRIER Julie Furrier	Chief Accounting Officer	March 28, 2003
Jonathan J. G. Conibear	Director
/s/ EDSON D. DE CASTRO Edson D. de Castro	Director	March 28, 2003
/s/ DAVID FRIEND David Friend	Director	March 28, 2003
/s/ WILLIAM NELSON William Nelson	Director	March 28, 2003
/s/ GERALD BISBEE Gerald Bisbee	Director	March 28, 2003
/s/ THOMAS PYLE Thomas Pyle	Director	March 28, 2003

CERTIFICATION

I, William S. Reece, certify that:

1.
I have reviewed this annual report on Form 10-K of HealthGate Data Corp.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer

CERTIFICATION

I, Veronica Zsolcsak, certify that:

1.
I have reviewed this annual report on Form 10-K of HealthGate Data Corp.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ VERONICA ZSOLCSAK Veronica Zsolcsak Chief Financial Officer

HEALTHGATE DATA CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of HealthGate Data Corp.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HealthGate Data Corp. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 20, 2003

HEALTHGATE DATA CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$8,588,708	$4,449,086
Accounts receivable, including receivables from related parties of $7,250 and $0 at December 31, 2001 and 2002, respectively, and net of allowance for doubtful accounts of $20,740 and $3,781 at December 31, 2001 and 2002, respectively	443,622	128,113
Prepaid expenses and other current assets	324,921	378,131

Total current assets	9,357,251	4,955,330
Fixed assets, net	3,341,455	1,355,241
Marketing and distribution rights, net	597,736	—
Other assets	322,260	582,039

Total assets	$13,618,702	$6,892,610

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation	$213,733	$5,821
Accounts payable	1,001,232	797,694
Accrued expenses	1,882,707	1,899,148
Deferred revenue	3,555,234	2,165,893

Total current liabilities	6,652,906	4,868,556
Long-term portion of capital lease obligation	5,823	—
Other long-term liabilities	1,317,710	807,124

Total liabilities	7,976,439	5,675,680

Stockholders' equity:
Common stock, $.03 par value; Authorized: 100,000,000 shares Issued and outstanding: 6,014,676 shares at December 31, 2001 and 2002	180,440	180,440
Additional paid in capital	99,202,276	99,202,276
Accumulated deficit	(93,730,988)	(98,165,786)
Deferred compensation	(9,465)	—

Total stockholders' equity	5,642,263	1,216,930
Commitments and contingencies (Notes 4 and 10)	—	—

Total liabilities and stockholders' equity	$13,618,702	$6,892,610

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
Revenue, including revenue from related parties of $1,305,848, $2,488,810 and $138,421 in 2000, 2001 and 2002, respectively	$6,972,423	$8,650,397	$6,192,775

Costs and expenses
Cost of revenue	4,014,618	2,978,502	2,778,525
Research and development (including stock based compensation of $33,991, $24,721 and $0 in 2000, 2001 and 2002, respectively)	7,234,460	3,032,551	2,424,123
Sales and marketing (including stock based compensation of $69,870, $30,901 and $9,465 in 2000, 2001 and 2002, respectively)	23,143,714	5,768,263	1,459,600
General and administrative (including stock based compensation of $202,636, $95,274 and $0 in 2000, 2001 and 2002, respectively)	5,270,275	5,711,040	4,160,997
Marketing and distribution rights amortization	7,028,000	—
Impairment charge for marketing and distribution rights	6,935,000	—	—
Lease exit costs	—	1,879,728	—

Total costs and expenses	53,626,067	19,370,084	10,823,245

Loss from operations	(46,653,644)	(10,719,687)	(4,630,470)

Unamortized debt discount write-off	(475,821)	—	—
Charge for impaired investment	(3,487,219)	—	—
Interest income	1,324,426	417,487	86,509
Interest expense	(166,566)	(66,920)	(19,696)
Other income (expense), net	(74,982)	2,208,786	128,859

Net loss	(49,533,806)	(8,160,334)	(4,434,798)
Preferred stock dividends and accretion of preferred stock to redemption value	(106,186)	—	—

Net loss attributable to common stockholders	$(49,639,992)	$(8,160,334)	$(4,434,798)

Basic and diluted net loss per share attributable to common stockholders	$(8.87)	$(1.36)	$(0.74)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	5,593,989	6,005,657	6,014,676

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock					Total stockholders' equity/ (deficit)
			Additional paid-in capital	Accumulated deficit	Deferred compensation
	Shares	Par value
Balance, December 31, 1999	1,739,751	$52,192	$38,681,954	$(35,930,662)	$(1,002,884)	$1,800,600
Stock based compensation					306,497	306,497
Cancellation of stock options			(502,722)		502,722	—
Exercise of common stock options	77,616	2,330	110,189			112,519
Exercise of common stock warrant	151,963	4,559	(4,559)			—
Conversion of preferred stock to common stock	2,510,185	75,305	15,192,251			15,267,556
Issuance of common stock	1,515,151	45,454	44,472,216			44,517,670
Incremental value of common stock warrants			1,243,000			1,243,000
Accrual of cumulative dividends on redeemable convertible preferred stock and accretion to redemption value				(106,186)		(106,186)
Net loss				(49,533,806)		(49,533,806)

Balance, December 31, 2000	5,994,666	179,840	99,192,329	(85,570,654)	(193,665)	13,607,850
Stock based compensation					150,896	150,896
Cancellation of stock options			(33,304)		33,304	—
Exercise of common stock options	20,010	600	5,751			6,351
Issuance of common stock warrants			37,500			37,500
Net loss				(8,160,334)		(8,160,334)

Balance, December 31, 2001	6,014,676	180,440	99,202,276	(93,730,988)	(9,465)	5,642,263
Stock based compensation					9,465	9,465
Net loss				(4,434,798)		(4,434,798)

Balance, December 31, 2002	6,014,676	$180,440	$99,202,276	$(98,165,786)	$—	$1,216,930

The accompanying notes are an integral part of these financial statements

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the year ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(49,533,806)	$(8,160,334)	$(4,434,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,373,203	3,736,041	2,905,722
Stock based compensation	306,497	150,896	9,465
Unamortized debt discount write off	475,821	—	—
Impairment charge for marketing and distribution rights	6,935,000	—	—
Charge for impaired investment	3,487,219	—	—
Revenue associated with equity instruments	(1,407,492)	—	—
Loss/(gain) on disposal of fixed assets	126,127	173,775	3,732
Recognition of remaining SelfCare balances	—	(2,079,726)	—
Changes in assets and liabilities:			—
Accounts receivable	(3,193,988)	2,741,769	315,509
Prepaid advertising	(182,708)	159,722	—
Prepaid expenses and other current assets	(292,478)	286,071	(53,210)
Deferred offering costs	2,055,491	—	—
Other assets	(73,564)	(117,110)	31,167
Accounts payable	27,457	(2,086,414)	(203,538)
Accrued expenses	670,236	(1,395,665)	16,441
Deferred revenue	2,744,808	(107,140)	(1,389,341)
Other long-term liabilities	—	1,317,710	(510,586)

Net cash used in operating activities	(21,482,177)	(5,380,405)	(3,309,437)

Cash flows from investing activities:
Purchase of marketable securities	(53,204,574)	(12,319,274)	—
Proceeds from marketable securities	42,900,010	22,623,838	—
Purchases of fixed assets	(5,233,883)	(115,758)	(78,427)
Acquisition of TNP	—	—	(393,200)
Refunds on purchases of fixed assets	—	247,735	—
Expenditures for capitalized software	(659,155)	(786,863)	(144,823)

Net cash provided by (used in) investing activities	(16,197,602)	9,649,678	(616,450)

Cash flows from financing activities:
Payment of capital lease obligation	(469,445)	(281,083)	(213,735)
Payment of loan	(2,000,000)	—	—
Payment of Series E preferred stock dividend	(465,358)	—	—
Proceeds from issuance of preferred and common stock, net of issuance costs	44,630,189	6,351	—

Net cash provided by (used in) financing activities	41,695,386	(274,732)	(213,735)

Net increase (decrease) in cash and cash equivalents	4,015,607	3,994,541	(4,139,622)
Cash and cash equivalents, beginning of year	578,560	4,594,167	8,588,708

Cash and cash equivalents, end of year	$4,594,167	$8,588,708	$4,449,086

Supplemental disclosure of cash flow information—see Note 2 to Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Financial Condition

        HealthGate Data Corp. ("HealthGate" or the "Company") is an electronic publisher of healthcare information. HealthGate offers customers a comprehensive content repository of healthcare information on a wide range of medical conditions, drug interactions, complementary and alternative health remedies, medical procedures and current information on emerging health issues and medical developments. The Company currently licenses access to this content on an individual resource basis which allows HealthGate's customers to select only those content resources and databases that are desired for that customer's purpose or constituents. HealthGate continues to generate revenue from customers who license HealthGate's content on a pre-packaged basis, such as the Company's CHOICE Web site products which offer customers a generalized selection of HealthGate's more popular content resources. The Company's XML-based content can be delivered electronically to its customers or built into clinical software systems. During 2002, HealthGate released HealthGate OnSite™ which enables customers to download HealthGate's content files and host them on their own servers.

        HealthGate's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. In the years ended December 31, 2000, 2001 and 2002, the Company incurred net losses of $49,534,000, $8,160,000 and $4,435,000, respectively, and negative cash flows from operations of $21,482,000, $5,380,000 and $3,309,000, respectively. Additionally, as of December 31, 2002, the Company had an accumulated deficit of $98,166,000.

        The Company has taken numerous actions to substantially reduce operating cash outflows. These actions included terminating the Company's agreement with NBC Internet, Inc. ("NBCi"), settling amounts owed under development and distribution agreements, workforce reductions, and amending or canceling several content arrangements. Many of these cost savings were made possible through process improvements, development of proprietary content and focusing on content sales and service. Management believes that these actions have not impaired the Company's ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

        HealthGate is subject to some of the risks and uncertainties common to technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

2.    Summary of Significant Accounting Policies

        Significant accounting polices followed in the preparation of the financial statements are as follows:

  Principles of Consolidation

        The consolidated financial statements include the accounts of HealthGate and its wholly-owned subsidiaries, HealthGate Europe Limited, HealthGate Acquisition Corp., which was dissolved in 2002,

and HealthGate Securities Corp. All intercompany balances and transactions have been eliminated. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

  Translation of Foreign Currencies

        The functional currency of HealthGate's foreign subsidiary, HealthGate Europe Limited, is the local currency. Adjustments resulting from the translation of the financial statements of HealthGate's subsidiary into U.S. dollars, and foreign currency transaction gains and losses included in the results of operations, have not been significant.

  Cash and Cash Equivalents

        HealthGate considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. HealthGate invests its excess cash in money market funds backed by U.S. Government securities, U.S. Treasury securities and commercial paper, which are subject to minimal credit and market risk. At December 31, 2002, approximately $2,449,000 of the Company's cash and cash equivalents were in money market funds and approximately $2,000,000 of the Company's cash and cash equivalents were in investments which matured within 60 days. At December 31, 2001, substantially all of HealthGate's cash and cash equivalents were in money market funds. The Company accounts for its cash equivalents under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." HealthGate's cash equivalents are classified as available for sale and recorded at amortized cost, which approximates fair value.

  Revenue Recognition

        HealthGate primarily derives revenue from licensing access to its content repository. In 2002, HealthGate also began entering into publishing agreements with print publishers. HealthGate has also generated revenue from providing activePress™ services, online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. In order to focus on being an electronic publisher of healthcare information, HealthGate chose to phase out its advertising, sponsorship and e-commerce offerings in November 2000. Accordingly, there is limited revenue from these activities in 2001 and 2002. HealthGate's activePress™ agreement with Blackwell Science terminated in January 2002. HealthGate no longer provides activePress services.

        HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"). Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For those arrangements entered into before July 1999, in which HealthGate guaranteed advertising commissions to the customer, HealthGate recorded fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees were recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, was recognized as revenue ratably over the term of the underlying agreement. For those 1999 arrangements in which HealthGate guaranteed advertising and sponsorship commissions in excess of the fees paid by the customer, the excess was recorded as expense upon signing the agreement. HealthGate entered into these types of guaranteed advertising arrangements for promotional purposes to establish the CHOICE Web site product but, beginning in July 1999, discontinued the use of these arrangements. HealthGate no longer offers advertising guarantees to its customers. As of December 31, 2002, none of these arrangements were still in effect. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate's past collections experience, the customer's payment history and evaluation of the customer's financial condition. If collection is not deemed probable revenue recognition does not begin until cash is received.

        If consideration, including equity instruments is given to a customer or reseller for which the Company does not receive a separate identifiable benefit with a determinable fair value, the Company characterizes the recognition of such consideration as a reduction in revenue; to the extent there is cumulative revenue from such customer or reseller. Any excess recognition of such consideration is recorded as an expense.

        Revenue from licensing electronic content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long as HealthGate has no material future obligations.

        E-commerce revenue has been derived principally from individual user online subscriptions and from transaction fees for the fee based access to portions of the HealthGate Web sites. Revenue from user subscriptions is recognized ratably over the subscription period, and revenue from transactional based fees is recognized when the related service is provided. HealthGate no longer generates significant E-commerce revenue.

        Advertising revenue was derived principally from short-term advertising contracts, in which HealthGate typically guaranteed a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising revenue was recognized in the period in which the advertisement was displayed, at the lesser of the ratio of impressions delivered over total guaranteed impressions or a straight-line basis over the term of the contract, provided that no significant HealthGate obligations remained. To the extent that minimum guaranteed impressions were not met, HealthGate deferred recognition of the corresponding revenue until the guaranteed impressions were delivered. Sponsorship revenue is recognized ratably over the terms of the applicable agreements, which generally ranged from one month to three years. Revenue from user subscriptions is recognized ratably over the subscription period, and revenue from transaction-based fees is recognized when the service was provided.

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

  Fair Value of Financial Instruments

        The carrying amounts of HealthGate's financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values at December 31, 2001 and 2002.

  Concentration of Credit Risk and Significant Customers

        Financial instruments which potentially expose HealthGate to concentrations of credit risk consist primarily of trade accounts receivable and cash equivalents. To minimize risk relative to trade accounts receivable, ongoing credit evaluations of customers' financial condition are performed, although collateral generally is not required. To minimize risk associated with cash and cash equivalents, the Company conducts business with banks with strong credit. At December 31, 2002, five customers accounted for 22%, 18%, 15%, 11% and 11%, respectively, of gross accounts receivable. At December 31, 2001, four customers accounted for 13%, 12%, 11% and 10%, respectively, of gross accounts receivable. For the year ended December 31, 2002, one customer accounted for 16% of total revenue and one related party accounted for 2% of total revenue. For the year ended December 31, 2001, one customer accounted for 15% of total revenue and two related parties accounted for 19% and 10% of total revenue, respectively. For the year ended December 31, 2000, one customer accounted for 24% of total revenue and two related parties accounted for 12% and 7%, respectively, of total revenue.

  Research and Development and Software Development Costs

        Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the year ended December 31, 2000, development costs totaling $659,000 were capitalized. These costs were amortized to cost of revenue on a straight-line basis over the estimated one-year life of the related software. During the year ended December 31, 2001, development costs totaling $787,000 were capitalized relating to the Company's Project Intellect initiative. During the year ended December 31, 2002, additional development costs totaling $66,000 relating to the Company's Project Intellect initiative were capitalized. This software was placed in service during 2002 and these costs are being amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software. During the year ended December 31, 2002, development costs relative to two other projects were capitalized for approximately $50,000 and $29,000, respectively. These software projects were completed during 2002, and the Company began amortizing these costs into cost of revenue on a straight-line basis over the expected one-year life of the related software. For the years ended December 31, 2000, 2001 and 2002, amortization of software development costs was $165,000, $494,000, and $665,000, respectively.

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

  Accrued Expenses

        Accrued expenses at December 31, 2001 and 2002 consist of the following:

	2001	2002
Accrued payroll and benefits	$407,924	$283,571
Accrued content liability	116,485	105,952
Current portion of lease exit costs	411,201	443,815
Accrued reseller commissions	318,021	537,672
Other accrued expenses	629,076	528,138

	$1,882,707	$1,899,148

  Accounting for Stock-Based Compensation

        HealthGate accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. HealthGate has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," ("SFAS 148") for disclosure purposes only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

        The following table illustrates the effect on net loss and net loss per share if HealthGate had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,
	2000	2001	2002
Net loss as reported	$(49,533,806)	$(8,160,334)	$(4,434,798)
Add: stock-based compensation
expense recognized	306,497	150,896	9,465
Less: SFAS 123 pro forma stock compensation	(2,942,817)	(1,096,107)	(284,665)

Pro forma	$(52,170,126)	$(9,105,545)	$(4,709,998)
Basic and diluted net loss per share attributable to common stockholders
As reported	$(8.87)	$(1.36)	$(0.74)
Pro forma	$(9.35)	$(1.52)	$(0.78)

  Advertising Costs

        Advertising costs are charged to operations as incurred. Advertising costs were approximately $1,054,000, $288,000 and $100,000 in the years ended December 31, 2000, 2001 and 2002, respectively.

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

  Net Loss Per Share

        Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options and warrants are anti-dilutive for all periods presented. As of December 31, 2002, options to purchase 574,480 shares of the Company's stock and warrants to purchase 463,266 shares of the Company's common stock were outstanding.

Supplemental Disclosure of Cash Flow Information

        HealthGate paid cash for interest of approximately $160,000, $67,000 and $20,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

        HealthGate entered into capital leases for certain computer equipment totaling approximately $88,000, during the year ended December 31, 2000.

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

Recently Issued Accounting Pronouncements

        In June 2002, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. HealthGate does not expect the adoption of SFAS 146 to materially impact its financial position or results of operations.

        In December 2002, The FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods for transitioning to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition and annual provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the quarter ending March 31, 2003. The Company will continue to account for employee stock compensation under APB 25 and related interpretations.

        In November 2002, The FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires additional disclosures to be made in interim and annual financial statements about obligations under certain guarantees that have been issued. Accounting requirements for initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all accounting periods which end after December 15, 2002. The following is a summary of the agreements that HealthGate has determined are within the scope of FIN 45.

        HealthGate indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, HealthGate has a Director and Officer insurance policy that limits it exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, HealthGate believes the estimated fair value of these indemnification agreements is minimal.

        HealthGate warrants that the content that the Company licenses to its customers shall operate in accordance with the written specifications and documentation provided by HealthGate. If the licensed content failed to operate as specified, a customer would be entitled to refund of a pro rata portion of the license fees paid to HealthGate. Since HealthGate recognizes fees on a pro rata basis it is unlikely that the Company would experience significant claims under our product or services warranties in excess of amounts recorded as deferred income. As a result, the Company believes the estimated fair value of these warranties is minimal.

        HealthGate enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to HealthGate's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The amount of future payments required under these indemnification agreements is generally limited to the amount of fees paid by the customer pursuant to the agreement. HealthGate has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these warranties is minimal.

        In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. HealthGate does not expect the adoption of EITF 00-21 to have a material impact on the Company's financial condition or results of operations.

3.    Fixed Assets

        Fixed assets consists of the following:

		December 31,
	Useful lives in years
		2001	2002
Computer equipment and software	3	$4,072,033	$4,145,283
Office equipment and fixtures	3-5	926,386	926,386
Software development costs	1	1,446,018	1,590,841
Computer equipment under capital lease	1-3	1,266,043	1,266,043

		7,710,480	7,928,553
Less—accumulated depreciation and amortization		(4,369,025)	(6,573,312)

		$3,341,455	$1,355,241

        Depreciation and amortization expense on fixed assets was $1,322,281, $2,981,275 and $2,205,732 in 2000, 2001 and 2002, respectively, of which $479,886, $327,408 and $176,222 in 2000, 2001 and 2002, respectively, related to amortization of assets held under capital leases. Accumulated amortization on assets under capital lease was $1,130,174 and $1,266,043 at December 31, 2001 and 2002, respectively.

4.    Lease Exit Costs

        HealthGate leases approximately 32,000 square feet of office space under a lease, which expires in June 2005. HealthGate's annual cost for this space is approximately $28 per square foot per year. During the fourth quarter of 2001, the Company committed to an exit plan to vacate approximately 20,000 square feet of excess space at its headquarters building. HealthGate finalized a sublease for a portion of this excess space in February 2002.

        HealthGate's results of operations for the year ended December 31, 2001 included a charge of $1,880,000 as a result of these activities. This charge represents accrual of approximately $1,729,000 of expenses relating to HealthGate's continued liability under its lease and approximately $151,000 for the impairment of leasehold improvements on the space the Company vacated. The activity for the year ended December 31, 2002 relating to the accrual is as follows:

Liability at December 31, 2001	$1,728,912
Payments	$(665,916)
Payments received from tenant	187,943

Liability at December 31, 2002	1,250,939
Less: current portion	(443,815)

Other long-term liabilities	$807,124

        The charge and accrual included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances. It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5.    Acquisition

        On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist ("TNP"), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals. The total purchase price of $393,000 consisted of $350,000 in cash and $43,000 in direct transactional costs. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, the purchase price was allocated to the assets acquired based on their value at the date of acquisition, with $48,000 of the purchase price being allocated to accounts receivable and $345,000 allocated to purchased content. This purchased content asset is being amortized on a straight-line basis over the estimated three-year life of the underlying asset. The pro forma effect of this acquisition in the years ended December 31, 2000, 2001 and 2002 would not have been significant.

6.    Redeemable Convertible Preferred Stock

        A summary of redeemable convertible preferred stock activity for the year ended December 31, 2000 is as follows: (all amounts are presented in thousands)

	Series A		Series B		Series C		Series D		Series E
	Shares	Carrying value	Shares	Carrying value	Shares	Carrying value	Shares	Carrying value	Shares	Carrying value	Total carrying value
Balance 12/31/99	1	$735	1	$2,218	1	$1,334	1	$3,196	1	$8,142	$15,625
Accrual of cumulative dividends and accretion to redemption value		6		14		9		21		57	107
Payment of cash dividend										(465)	(465)
Conversion into common stock	(1)	(741)	(1)	(2,232)	(1)	(1,343)	(1)	(3,217)	(1)	(7,734)	(15,267)

Balance 12/31/00	—	$—	—	$—	—	$—	—	$—	—	$—	$—

  Conversion

        In January 2000, as part of HealthGate's initial public offering of its common stock, all of the redeemable preferred stock was converted into 2,510,185 shares of common stock. The number of common shares to which a holder of preferred stock received upon conversion was based upon the conversion rates set forth in HealthGate's Amended and Restated Certificate of Incorporation.

  Liquidation, Voting and Dividends

        The holders of Series A, B, C and D preferred stock, in the event of liquidation, had been entitled to receive, on a pro-rata basis $500, $1,600, $1,000 and $1,500 per share, respectively, plus accrued and unpaid dividends. The holders of the preferred stock had certain voting rights on all matters submitted to stockholders for a vote. The holders of Series A, B, C and D preferred stock were entitled to certain cumulative annual dividends. The Series E preferred stock ranked senior in liquidation to other classes of preferred stock and had certain veto rights. The Series E preferred stock accrued cumulative annual dividends at 7% of its liquidation value (initially $8,250,000).

7.    Stockholders' Equity

  Common Stock

        Each share of common stock entitles the holder to one vote on all matters submitted to a vote of HealthGate's stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Board of Directors, subject to any preferential dividend rights of the preferred stockholders.

        A three-for-one reverse stock split became effective on July 1, 2001. All shares of common stock, options, and warrants and per share amounts included in the accompanying financial statements have been adjusted to give retroactive effect to this reverse stock split for all periods presented.

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

        HealthGate applies APB 25 and related interpretations in accounting for employee and director options granted under the 1994 Plan. During the year ended December 31, 1999, HealthGate granted stock options to purchase 127,602 shares of its common stock with exercise prices ranging from $2.64 to $28.47 per share. HealthGate recorded compensation expense and deferred compensation relating to these options totaling approximately $693,000 and $2,307,000, respectively, representing the differences between the estimated fair market value of the common stock on the date of grant and the exercise price. Compensation related to options which vest over three years was recorded as a component of stockholders' equity and was amortized over the vesting periods of the related options. Of the total deferred compensation amount, $306,000, $151,000 and $9,000 was amortized in 2000, 2001 and 2002, respectively, which was recorded as stock based compensation expense. During the years ended December 31, 2000 and 2001, stock options to purchase shares were cancelled as a result of employee terminations, which resulted in the reversal of approximately $503,000 and $33,000, respectively, of deferred compensation. There is no deferred compensation remaining as of December 31, 2002.

        Had compensation cost attributable to the 1994 Plan and other options been determined based on the fair value of the options at the grant date, consistent with the provisions of SFAS 123, HealthGate's net loss and net loss per share would have been increased as disclosed in Note 2. Under SFAS 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made during the following periods:

	Year ended December 31,
	2000	2001	2002
Expected option term (years)	4	4	4
Risk-free interest rate	5.0%	4.1%	2.0%
Expected volatility	100.0%	100.0%	100.0%
Dividend yield	0.0%	0.0%	0.0%

        A summary of the status of HealthGate's options as of December 31, 2000, 2001 and 2002 and changes during the periods then ended are presented below:

	Year ended December 31,
	2000		2001		2002
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of period	850,060	$13.44	1,193,165	$8.03	296,155	$3.16
Granted	830,786	$7.35	232,746	$1.46	420,141	$0.25
Exercised	(77,608)	$1.44	(20,028)	$0.32	—	$—
Canceled	(410,073)	$19.29	(1,109,728)	$8.09	(141,816)	$3.64

Outstanding at end of period	1,193,165	$8.03	296,155	$3.16	574,480	$0.92

Options available for grant at end of period	163,894		1,040,876		762,551

Options granted at fair value:
Weighted average exercise price		$7.35		$1.46		$0.25

Weighted average fair value		$5.40		$1.11		$0.14

        The following table summarizes information about stock options outstanding at December 31, 2002:

		Options outstanding
				Options exercisable
		Weighted- Average remaining contractual life
	Number outstanding		Weighted- average exercise price	Number exercisable	Weighted- average exercise price
Range of exercise price
Under $0.08	60,000	4.72	$0.08	—	$—
$0.25	316,622	4.52	$0.25	264,569	$0.25
$0.53—$1.41	56,093	3.49	$0.92	25,122	$1.09
$1.50	88,225	2.91	$1.50	53,503	$1.50
$2.44—$2.64	13,706	2.05	$2.53	11,417	$2.55
$2.81	10,000	2.81	$2.81	7,500	$2.81
$4.13	26,694	2.64	$4.13	21,693	$4.13
$7.31	166	2.47	$7.31	138	$7.31
$27.00	1,983	1.88	$27.00	1,983	$27.00
$31.32	991	2.08	$31.20	660	$31.32

        On November 27, 2001, HealthGate commenced an offer to exchange certain options to purchase shares of its common stock, par value $0.03 per share, upon the terms and subject to the conditions described in the Offer to Exchange dated November 27, 2001, as amended (the "Offer"). Under the Offer, employees (including executive officers) were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. Acceptance of the Offer required the employee to exchange any other options granted to him or her during the six months prior to the commencement of the Offer. The Offer expired on December 27, 2001. Pursuant to the terms and conditions described in the Offer, HealthGate accepted for exchange options to purchase 552,290 shares of common stock, which were cancelled on December 28, 2001. On July 8, 2002, HealthGate granted new options to purchase an aggregate of 322,141 shares of common stock in exchange for such tendered options. The exercise price of the new options was equal to the fair market value of HealthGate's common stock on the date of grant. The exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and Emerging Issues Task Force Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44," and did not result in any additional compensation charges or variable plan accounting.

  Issuance of Warrants and Impairment Charge

        On June 11, 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"), an operating division of General Electric Company and an affiliate of a Series E preferred stock investor (Note 6). HealthGate believed that this agreement would benefit it through the association of the GEMS name with HealthGate in general, and its CHOICE product in particular, and through the efforts of GEMS to distribute both its standard CHOICE product and the GEMS enhanced versions of its CHOICE product. Therefore, in connection with this agreement,

HealthGate issued to General Electric Company a warrant to purchase up to 396,600 shares of HealthGate's common stock at an exercise price per share of $28.47. The warrant is immediately exercisable and has a term of 5 years. The fair value of this warrant was determined to be $10,300,000 using the Black- Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 5 years, and an interest rate of 5.6%. The value of the warrant was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the one-year contractual term of the related development and distribution agreement. On January 1, 2000, the exercise price of the warrant issued to General Electric Company was adjusted from $28.47 to $10.38 per share. As a result of the exercise price adjustment, the fair value of the warrant increased by approximately $1,243,000. This increase was calculated using the Black-Scholes option pricing model, based on an assumed common stock fair value per share of $27.00, 100% volatility, a term of 4.5 years and an interest rate of 5.94%. This incremental value was amortized over the remaining term of the agreement. During the year ended December 31, 2000, amortization expense for this warrant totaled $6,028,000.

        In November 1999, HealthGate entered a marketing and reseller agreement with Columbia Information Systems, now known as HCA—Information Technology & Services ("HCA-Information"). In connection with this agreement, HealthGate issued a warrant to CIS Holdings, Inc., for the purchase of up to 647,012 shares of HealthGate's common stock. CIS Holdings, Inc. is an indirect, wholly owned subsidiary HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation and an affiliate of HCA-Information. The warrant had a term of three years, an exercise price of $33.00, and became exercisable on the consummation of HealthGate's initial public offering on January 31, 2000. At the time of issuance the fair value of this warrant was determined to be approximately $13,500,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 3 years and an interest rate of 6.6%. The value of this warrant was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the three year contractual term of the related marketing and reseller agreement.

        In 2000, as a result of events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under Statement of Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on this review, the Company determined that a write-down to the carrying value of its marketing and distribution rights asset was appropriate. This conclusion was based on the Company's continued operating losses and workforce reduction, and a modification of its business model to expand focus beyond the hospital market. The Company used a discounted cash flow model, applying a discount rate to projected net cash flow relating to this marketing and distribution rights agreement through its remaining term and arrived at an estimated fair value of $1,315,000. The Company's results of operations for the year ended December 31, 2000 include an impairment charge of $6,935,000 relating to this asset. During 2001, HealthGate evaluated the remaining asset amount of $598,000 and determined that there was no further impairment. These impairment assessments required certain significant estimates, including estimated future cash flows associated with this agreement. During the years ended December 31, 2002, 2001 and 2000, total amortization related to this warrant totaled $598,000, $717,000 and $4,500,000, respectively.

        Upon adoption of EITF 01-09 on January 1, 2002, HealthGate reviewed its agreements to determine whether the Company's accounting would be impacted. HealthGate determined that it could not reasonably estimate the fair value of the services received from HCA-Information and that, accordingly, the warrant granted to CIS Holdings, Inc. did not meet the criteria in EITF 01-09 for classification as an expense. As a result, HealthGate reclassified $598,000, $717,000 and $3,500,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc. from expense to a reduction in revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

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

8.    Income Taxes

        Deferred tax assets are comprised of the following:

	December 31,
	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$21,786,041	$21,583,260
Stock based compensation	302,409	306,306
Marketing and distribution rights	10,064,236	4,752,310
Investment impairment	1,435,688	1,435,705
Deferred revenue	577,959	659,182
Other	408,319	1,703,842

Total deferred tax assets	34,574,652	30,440,605
Deferred tax asset valuation allowance	(34,574,652)	(30,440,605)

	$—	$—

        Realization of total deferred tax assets is dependent upon the generation of future taxable income. HealthGate has provided a valuation allowance for the full amount of its deferred tax assets, since realization of these future benefits is not sufficiently assured.

8.    Income Taxes (Continued)

        Income taxes computed using the federal statutory income tax rate differs from HealthGate's effective tax primarily due to the following:

	Year ended December 31,
	2000	2001	2002
Income tax benefit at U.S. federal statutory rate	$(17,336,832)	$(2,856,117)	$(1,552,180)
State taxes, net of federal tax impact	(3,032,074)	(507,586)	732,594
Expiration of marketing and distribution rights	—	—	4,725,000
Other	(35,576)	(136,334)	228,633
Change in valuation allowance	20,404,482	3,500,037	(4,134,047)

Provision for income taxes	$—	$—	$—

        At December 31, 2001, HealthGate has net operating loss carryforwards and research and development tax credit carryforwards of approximately $53,800,000 and $440,000, respectively, available for federal and foreign purposes to reduce future taxable income and future tax liabilities. If not utilized, these carryforwards will expire at various dates ranging from 2011 to 2022. In addition, for state tax purposes, the net operating loss carryforwards and research and development tax credit carryforwards are approximately $47,500,000 and $340,000, respectively. If not utilized, these state carryforwards will expire on various dates from 2003 to 2015. Under the provisions of the Internal Revenue Code, certain substantial changes in HealthGate's ownership may have limited, or may limit in the future, the amount of net operating loss and research and development tax credit carryforwards which could be used annually to offset future taxable income and income tax liability. The amount of any annual limitation is determined based upon HealthGate's value prior to an ownership change.

        Approximately $300,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercise of non-qualified stock option and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

9.    401(k) Plans

        During 1996, HealthGate established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. In 1999, HealthGate established a new defined contribution savings plan under Section 401(k) of the Internal Revenue Code and terminated the 1996 plan. Both plans cover substantially all employees who meet minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plans may be made at the discretion of the Board of Directors. There were no contributions made under either plan by HealthGate during the years ended December 31, 2000, 2001 or 2002. HealthGate's plans do not invest in the Company's stock.

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

        From time to time HealthGate becomes the subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at December 31, 2002 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

        HealthGate leases all facilities under operating lease agreements and certain equipment under noncancelable capital lease agreements. Total rent expense under noncancelable operating leases was approximately $904,000, $901,000 and $410,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

        The future minimum commitments under all noncancelable leases and under agreements to license content from various unrelated third parties at December 31, 2002, were as follows:

	Operating Leases	Capital Leases	Licensed Content
2003	$1,097,000	$6,000	$590,000
2004	921,000	—	21,000
2005	462,000	—	—
2006	—	—	—
Thereafter	—	—	—

Total future payments	$2,480,000	$6,000	$611,000

11.    Other Related Party Transactions

        Through the Company's activePress service, HealthGate was the exclusive developer on the Web of a collection of approximately 320 full text journals for Blackwell Science. The Company's agreement with Blackwell Science, as amended, terminated in January 2002. HealthGate's results of operations for the years ended December 31, 2000, 2001 and 2002 include $827,000, $1,624,000 and $138,000 of revenue relating to this agreement. HealthGate does not expect to have significant revenues from Blackwell Science in 2003. Blackwell Science is a principal stockholder of HealthGate. HealthGate believes that this agreement was an arms length agreement with terms no more or less favorable than agreements made with independent third parties.

        In June 1999, HealthGate entered into a development and distribution agreement with GEMS. The agreement, as amended, runs through June 2003. Under the terms of this agreement, GEMS may sell HealthGate's standard CHOICE product and GEMS' branded enhanced versions of HealthGate's CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. In February 2003, HealthGate entered into a settlement agreement that established commissions due under this development and distribution agreement relating to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued. This amount will be recorded as other income in the quarter ended March 31, 2003. HealthGate's results of operations for the years ended December 31, 2000 and 2001 include $479,000, and $865,000, respectively, of revenue from GEMS. No revenue was recognized from GEMS in the year ended December 31, 2002 and no revenue from GEMS is expected in 2003.

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

        During the third quarter of 2001, HealthGate entered into a Termination and Assignment Agreement ("Termination Agreement") with EMC, Corp., the successor to DG ("DG/EMC") effective as of May 31, 2001. Under this Termination Agreement, DG/EMC has assigned and HealthGate has assumed all of DG/EMC's rights and obligations under the distribution agreement, as amended. This includes the right to collect license fees, the right to retain commissions previously payable to DG/EMC and the right to interface directly with end users. HealthGate also assumed all responsibility for collecting the license fees and the obligation to pay any guaranteed advertising revenue due to end users. Also under the Termination Agreement, HealthGate and DG/EMC agreed to settle all outstanding accounts receivable, accounts payable, and advertising guarantees owed between the two parties. As a result of this settlement, HealthGate recorded other income of $116,000 in the year ended December 31, 2001.

13.    Geographic and Segment Information

        HealthGate operates in one segment, which is providing healthcare and related information to institutions and individuals through the Internet. HealthGate's revenue from external customers was derived from the following:

	Year ended December 31,
	2000	2001	2002
United States	$6,055,580	$7,010,838	$6,054,354
United Kingdom	916,843	1,639,559	138,421

	$6,972,423	$8,650,397	$6,192,775

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

        HealthGate continued to monitor the liquidation of SelfCare throughout 2001. Based on the information provided to HealthGate by DSI during the fourth quarter of 2001, HealthGate determined that the likelihood of a material recovery of its claim in the SelfCare liquidation was remote. Accordingly, the results of operations for the year ended December 31, 2001 included recognition of $2,080,000 of other income as a result of reversing the remaining amounts relating to the SelfCare matters. HealthGate's balance sheets at December 31, 2001 and 2002 include no other amounts relating to the Company's relationship with SelfCare.

15.    NBC Internet, Inc. Arrangement

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

16.    Unaudited Quarterly Information

        HealthGate's unaudited quarterly results of operations for the years ended December 31, 2001 and 2002, in thousands, were as follows:

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue	$2,766	$2,250	$1,750	$1,884
Total costs and expenses	5,166	5,676	3,169	5,359
Total other income	170	108	96	2,186
Net loss	(2,230)	(3,318)	(1,323)	(1,289)
Basic and diluted net loss per share	$(0.36)	$(0.55)	$(0.22)	$(0.21)
Shares used in computing basic and diluted net loss per share	5,995	5,999	6,014	6,015
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$1,643	$1,503	$1,508	$1,539
Total costs and expenses	2,801	2,832	2,624	2,567
Total other income	41	83	17	55
Net loss	(1,117)	(1,246)	(1,099)	(973)
Basic and diluted net loss per share	$(0.19)	$(0.21)	$(0.18)	$(0.16)
Shares used in computing basic and diluted net loss per share	6,015	6,015	6,015	6,015

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Consolidated Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
CERTIFICATION
CERTIFICATION
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