Form 10-K/A
period 2002-12-31
HEALTHGATE DATA CORP
filed 2003-04-28
CIK 1081630

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

HealthGate Data Corp.
Date: April 28, 2003	By:	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date: April 28, 2003	By:	/s/ VERONICA ZSOLCSAK Veronica Zsolcsak Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: April 28, 2003	By:	/s/ JULIE FURRIER Julie Furrier Chief Accounting Officer

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth certain information regarding our directors and executive officers as of March 31, 2003.

Name	Age	Position
William S. Reece	37	Chairman of the Board of Directors, President and Chief Executive Officer
Veronica Zsolcsak	52	Chief Financial Officer, Treasurer and Secretary
Steven Woodis	46	Vice President, Sales
Gerald E. Bisbee, Jr., Ph.D.(2)	60	Director
Jonathan J.G. Conibear(2)	51	Director
Edson D. de Castro(1)	64	Director
David Friend(1)	55	Director
William G. Nelson, Ph.D.(1)	68	Director
Thomas O. Pyle(2)	63	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

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

        Veronica Zsolcsak has served as HealthGate's Chief Financial Officer and Treasurer since September 2000 and as Secretary since May 2002. Previous to her joining HealthGate, from January 2000 to September 2000, Ms. Zsolcsak was Chief Financial Officer of Infinium, Inc. a provider of financial software applications. During 1999, Ms Zsolcsak served as Vice President of Operations for Renaissance Worldwide, Inc., a business and technology consulting services company. From 1996 to 1998 Ms. Zsolcsak was Chief Financial Officer of Town & Country Corporation, a jewelry manufacturing company that was subject to Chapter 11 bankruptcy proceedings in 1997. She has also served as Chief Financial Officer and Vice President of Finance at DRI/McGraw-Hill (1990 to 1993) and held senior financial positions at Wang (1982-1990) and Digital Equipment Corporation (1977 to 1982).

        Steven Woodis joined HealthGate as Vice President, Sales in September 2002. Previous to his joining HealthGate, from December 2000 to September 2002, Mr. Woodis served as Senior Vice President of Sales & Marketing for the physicians' services division of Per-Se Technologies. From January 1996 to December 2000, Mr. Woodis was a founder and the Vice President of Development for Pediatric Physician Alliance. Mr. Woodis has also held management positions with Coram Healthcare (1992-1996) and GE Capital (1988-1992).

        Gerald E. Bisbee, Jr., Ph.D. was elected a Class II Director of HealthGate in August 2000. Since 1998 Dr. Bisbee has been Chairman, President and CEO of ReGen Biologics, Inc., a company that designs, engineers and manufactures biological remodeling products for orthopedic applications. Since 1989 Dr. Bisbee was a director of Aros Corporation (formerly known as APACHE Medical Systems, Inc.), a software decision support and content management company for hospitalized critical care patients (where he served as Chairman and Chief Executive Officer from 1989 through 1997 and was re-elected Chairman in December 2000). ReGen Biologics, Inc. and Aros Corporation merged in

June 2002. Dr. Bisbee has served as a director of Cerner Corporation, a software information technology and content solutions company for healthcare organizations and consumers, since February 1988.

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

        Edson D. de Castro has served as a member of our Board of Directors since December 1994. Since 1997, Mr. de Castro has been a self-employed business consultant. From 1992 to 1997, Mr. de Castro was Chairman of Xenometrix, Inc., a biotechnology company. From 1989 to 1990, Mr. de Castro was Chairman of the Board of Directors of Data General Corporation. From 1968 to 1989, Mr. de Castro served as President and Chief Executive Officer of Data General. Mr. de Castro is a director of AVAX Technologies, Inc., a biopharmaceutical company, and a director of VCampus Corp., a publisher of educational courseware for Internet training programs. Mr. de Castro is also a trustee of Boston University and a Member of the Clark University Graduate School of Management Advisory Council. Mr. de Castro is also a Member of the Corporation of Partners Healthcare System, Inc.

        David Friend has served as a member of our Board of Directors since April 1995. In June 1999, Mr. Friend founded Sonexis, Inc. (formerly known as eYak, Inc.), a telecommunications hardware company where he is currently the Chairman of the Board. Mr. Friend is a General Partner with Orchid Partners, a venture capital firm. From 1995 through December 1999, Mr. Friend served as Chairman of the Board of Directors of FaxNet Corp., a provider of messaging services to the telecommunications industry. During 1994 and 1995, Mr. Friend served as a lecturer at Massachusetts Institute of Technology. From 1983 to 1994, Mr. Friend served as Chairman of the Board of Directors of Pilot Software, an international software firm. Mr. Friend has also been a director of GEAC Computer Corporation, Limited since 2001.

        William G. Nelson, Ph.D. has served as a member of our Board of Directors since October 2000. Since 1990, Dr. Nelson has been the Chairman of the Board of Directors of HarrisData Corp., a computer software company. Since 1999, Dr. Nelson has also been the Chairman of the Board of Directors of Repository Technologies Inc., a computer software company. Dr. Nelson has been a director of GEAC Computer Corporation, Limited since 1988, additionally from June 1996 through October 2000, Dr. Nelson served as the Chairman of the Board of Directors of GEAC, and from September 1996 until April 1999, he also served as its Chief Executive Officer and President. Since 1986, Dr. Nelson has also served as a director of Manugistics Group, Inc., a provider of intelligent supply chain optimization solutions for enterprises and evolving eBusiness trading networks. Since 2002, Dr. Nelson has served as a director of Catalyst International, a supplier of warehouse management software. Dr. Nelson is a General Partner with Orchid Partners, a venture capital firm. From December 1991 to December 1994, Dr. Nelson was President and Chief Executive Officer of Pilot Software, Inc. Dr. Nelson also serves as a trustee of Swarthmore College.

        Thomas O. Pyle was elected a Class II Director of HealthGate in January 2001. Mr. Pyle became Chairman of PrivaSource, a start-up company, in 2001. From 1978 to 1991, Mr. Pyle served as Chief Executive Officer of Harvard Community Health Plan and from 1993 to 1994 he served as Chief Executive Officer of MetLife HealthCare. Mr. Pyle is a director of the Risk Management Foundation of the Harvard Medical Institutions. He served as Chairman from 1981-1990 and 2000-2002. He was founder of a related organization, Controlled Risk Insurance Company, Ltd., serving as director of that organization from 1976-1998 and 2000-2002 (Chairman 1976-1989 and 2000-2002). Since 2000, Mr. Pyle has also been a director of Mykrolis Corporation, a supplier to the semiconductor industry.

        Executive officers of HealthGate are elected by the board of directors on an annual basis and serve at the pleasure of the board of directors. There are no family relationships among any of our executive officers or directors.

        Effective with the closing of HealthGate's initial public offering in January 2000, the Company's board of directors was divided into three classes, each of whose members serve for staggered three-year terms. One class of directors will be elected each year at the annual meeting of stockholders for a term of three years. Mr. Friend and Dr. Nelson presently as Class I Directors whose term expires at the annual meeting of stockholders in 2003; Dr. Bisbee, Mr. Conibear and Mr. Pyle presently serve as Class II Directors whose term expires at the annual meeting of stockholders in 2004; Mr. Reece and Mr. de Castro presently serve as Class III Directors whose term expires at the annual meeting of stockholders in 2005. All directors will hold office until their successors have been duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our two other most highly compensated executive officers (the "Named Executive Officers") whose total salary and bonus exceeded $100,000 for services rendered to HealthGate in all capacities during the years ended December 31, 2002, 2001, and 2000.

						LONG-TERM COMPENSATION
	ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION						SECURITIES UNDERLYING OPTIONS(#)(1)		ALL OTHER COMPENSATION ($)(2)
	YEAR	SALARY		BONUS
William S. Reece President and Chief Executive Officer	2002 2001 2000	240,000 240,000 243,000		96,650	(3)	99,150 83,333	(7) (8)	205 51 205
Veronica Zsolcsak Chief Financial Officer	2002 2001 2000	225,000 225,000 61,099	(5)	42,866 30,000	(3) (4)	54,999 8,333	(7) (8)	483 121
Steven Woodis Vice President, Sales	2002	61,993	(6)	—		60,000

(1)
All references to number of shares have been adjusted to reflect the 3-for-1 reverse stock split effective July 1, 2001.

(2)
Represents payments made by the Company in the respective years for term life insurance premiums on behalf of the Named Executive Officers.

(3)
Includes amounts paid in February 2002 for bonuses earned in 2001.

(4)
Represents amount awarded in February 2001 for bonuses earned in 2000

(5)
Ms. Zsolcsak was hired by HealthGate in September 2000.

(6)
Mr. Woodis was hired by HealthGate in September 2002.

(7)
Options granted pursuant to Exhange Offer. See Note 7 of Notes to Consolidated Financial Statements.

(8)
Options subsequently cancelled pursuant to Exhange Offer. See Note 7 of Notes to Consolidated Financial Statements.

Option Grants in Year Ended December 31, 2002

        The following table sets forth information concerning the individual grants of stock options to each of the Named Executive Officers who received grants during the fiscal year ending December 31, 2002. All options were granted under HealthGate's 1994 Stock Option Plan.

	Individual Grant				Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation for Option Term(1)
		Percent of Total Options Granted to Employees in Fiscal Year(%)(3)
Name	Number of Securities Underlying Options Granted(#)(2)		Exercise (Price $/Sh)	Expiration Date
					5%($)	10%($)
William S. Reece	99,150	23.60%	0.25	07/08/07	6,848	15,133
Veronica Zsolcsak	54,999	13.09%	0.25	07/08/07	3,799	8,394
Steven Woodis	60,000	14.28%	0.08	09/18/07	1,326	2,930

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

(2)
In 2002, HealthGate granted options to its employees to purchase an aggregate of 420,121 shares of common stock.

Aggregated Option Exercises In 2002 And 2002 Year-End Option Values

        The following table sets forth certain information with respect to the number and value of option exercises in 2002 and unexercised options held by the Named Executive Officers on December 31, 2002.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the- Money Options at Fiscal Year-End($)(1)
Name	Shares Acquired on Exercise(#)	Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
William S. Reece	0	0	147,761	34,722	0	0
Veronica Zsolcsak	0	0	39,784	15,215	0	0
Steven Woodis	0	0	0	60,000	0	0

(1)
The value of unexercised in-the-money options represents the difference between $0.04 (the closing price of our Common Stock as quoted on the Over-the-Counter Bulletin Board on December 31, 2002, the last day of our fiscal year), and the exercise price of the stock options, multiplied by the number of shares subject to the stock options.

Compensation of Directors

        Directors of HealthGate who are also our employees did not receive additional compensation for serving as Directors.

        In 2002 each of HealthGate's non-employee Directors received $3,000 per quarterly Board of Directors' meeting attended, $500 per Committee meeting attended, and $500 per monthly Board of Directors' conference call attended and was reimbursed, upon request, for expenses incurred in attending each Board of Directors' meeting.

        Additionally, as compensation for their services each of HealthGate's non-employee Directors is granted stock options under the Company's 1994 Stock Option Plan. For 2002, the number of options issued to non-employee Directors for their services was 3,333 per year (or 10,000 for a three-year period). These options have an exercise price equal to the Company's share price on the date of grant, vest quarterly in twelve equal installments based on continuing service as a director through each applicable quarter and have a five year term.

        Upon their election to the Board of Directors, each of Drs. Bisbee and Nelson and Mr. Pyle were granted stock options for 10,000 shares of HealthGate's Common Stock (which vest quarterly over 3 years) in August 2000, October, 2000 and January, 2001, respectively. The exercise price of these options is equal to the closing price for HealthGate's common stock as reported by Nasdaq (or the Over-the-Counter Bulletin Board) at the time of grant. Accordingly, Dr. Bisbee's options have an exercise price of $4.125 per share; Dr. Nelson's options have an exercise price of $2.8125 per share; and Mr. Pyle's options have an exercise price of $1.407 per share.

        For their continuing services as a director, each of Mr. Conibear, Mr. Friend and Mr. de Castro were granted stock options for 10,000 shares of HealthGate's Common Stock (which vest quarterly over 3 years). The exercise price of these options is equal to the closing price for HealthGate's common stock as reported by Nasdaq (or the Over-the-Counter Bulletin Board) at the time of grant.

        In January 2003, the number of options issued to non-employee Directors for their services was increased from 3,333 per year (or 10,000 for a three year period) to 11,666 per year (or 35,000 for the three-year period through 2005). Accordingly, in January 2003 stock options for an additional 25,000 shares over a three year period (which when combined with the previous grants of 3,333 annually provides for 11,666 shares annually) were granted for the continuing services of each of the six non-employee directors. The January 2003 options were granted under HealthGate's 1994 Stock Option Plan, have an exercise price of $0.055 per share (which was the closing price for HealthGate's common stock as reported by Over-the Counter Bulletin Board at the time of grant), and like other non-employee director options vest quarterly over three years based on continuing service as a director and expire in five years (January 2008).

Employment Contracts, Termination of Employment, and Change-In-Control Arrangements

        Under an employment agreement dated October 1, 1995, HealthGate agreed to employ Mr. Reece as Chairman of the Board, President and Chief Executive Officer of HealthGate for a period of three years beginning on October 1, 1995, to be automatically renewed on an annual basis, unless either party does not wish to extend the employment agreement, in which case the agreement will terminate three years from the applicable renewal date. Under the agreement, Mr. Reece's minimum base salary is $110,000 per annum, subject to annual review by the Board of Directors. Mr. Reece is also eligible to participate in any bonus programs HealthGate adopts. Mr. Reece's 2002 annual base salary was $240,000. Mr. Reece did not receive any bonuses under HealthGate's 2002 Executive Bonus Plan.

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

        In addition, Mr. Reece may elect to terminate the employment agreement for good reason or following a change in control of HealthGate. In the event Mr. Reece makes such an election for good reason or as a result of a change in control, he will be entitled to a lump sum severance payment equal to 12 months' compensation at his then current base salary, any accrued bonus through the date of election, plus any benefits to which he is entitled for 12 months following the date of election.

        HealthGate has agreed that if it terminates the employment of certain employees, including Ms. Zsolcsak and Mr. Woodis, without cause, the employee shall be entitled to severance payments comprising the employee's then current base salary and then current health care coverage for six months from the date of termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 31, 2003 by: (a) each person who we know owns beneficially more than 5% of our Common Stock; (b) each of our Directors; (c) each of the Named Executive Officers; and (d) all of our Directors, nominees and executive officers as a group. Unless otherwise indicated, the mailing address for each person and business entity listed below is c/o HealthGate Data Corp., 25 Corporate Drive, Suite 310, Burlington, MA 01803.

Beneficial Owner	Shares Beneficially Owned	Percent Beneficially Owned
General Electric Company(2) 2135 Easton Turnpike Fairfield, CT 06431	1,232,085	19.2%
Blackwell Science Ltd.(3) Oxney Mead, Oxford OX2 OEL, United Kingdom	673,990	11.2%
William S. Reece(4)	710,702	11.5%
Computer Sciences Corporation(5) 2100 East Grand Avenue El Segundo, CA 90245	599,403	9.9%

Barry M. Manuel, M.D.(6) 65 Wellesley Road Belmont, MA 02478	395,933	6.6%
NBC Internet, Inc.(7) 225 Bush Street San Francisco, CA 94104	384,846	6.3%
David Friend(8)	212,914	3.5%
William G. Nelson, Ph.D.(9)	145,442	2.4%
Edson D. de Castro(10)	58,189	*
Thomas O. Pyle(11)	19,166	*
Gerald E. Bisbee, Jr., Ph.D.(12)	14,167	*
Joanathan J.G. Conibear(13)	10,000	*
Veronica M. Zsolcsak(14)	55,089	*
Steven Woodis(15)	2,500	*
Executive Officers and directors as a group (9 persons)(16)	1,228,168	19.4%

*
Less than one percent of outstanding shares.

(1)
Percentage ownership is based on 6,014,676 shares outstanding as of March 31, 2003. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of March 31, 2003 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

(4)
Includes 174,150 shares of Common Stock issuable to Mr. Reece upon the exercise of stock options.

(5)
Amounts based on Schedule 13G filed by Computer Sciences Corporation on June 1, 2001.

(6)
Includes 395,933 shares owned by Dr. Manuel, 105,760 shares held in trusts for which Dr. Manuel serves as trustee for the benefit of his children and grandchildren. Dr. Manuel disclaims beneficial ownership of the 105,760 shares held in trust for the benefit of his children and grandchildren.

(7)
Includes 124,643 shares of common stock owned by Snap! LLC, a wholly owned subsidiary of NBC Internet, Inc., 193,539 shares of our Common Stock owned by NBC Internet, Inc. and 66,666 shares of our Common Stock issuable pursuant to a warrant issued to NBC Internet, Inc. We understand that NBC Internet, Inc. is affiliated with General Electric Company

(8)
Includes 17,472 shares of Common Stock issuable to Mr. Friend upon exercise of stock options.

(9)
Includes 13,333 shares of Common Stock issuable to Dr. Nelson upon exercise of stock options.

(10)
Includes 14,718 shares of Common Stock issuable to Mr. de Castro upon exercise of stock options.

(11)
Includes 12,500 shares of Common Stock issuable to Mr. Pyle upon exercise of stock options.

(12)
Includes 14,167 shares of Common Stock issuable to Dr. Bisbee upon exercise of stock options.

(13)
Includes 10,000 shares of Common Stock issuable to Mr. Conibear upon exercise of stock options.

(14)
Includes 55,089 shares of Common Stock issuable to Ms. Zsolcsak upon exercise of stock options.

(15)
Includes 2,500 shares of Common Stock issuable to Mr. Woodis upon exercise of stock options.

(16)
Includes 313,928 shares of Common Stock issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In January 2000, HealthGate entered into a new activePress Journal Hosting and Delivery Agreement with Blackwell Science, Ltd. and Munksgaard International Publishers Limited. Blackwell Science, together with Blackwell Wissenshafts-Verlag GmbH, a wholly owned subsidiary of Blackwell Science, owns and holds 673,990 shares of HealthGate's common stock. Pursuant to this agreement, HealthGate hosted a Web site for Blackwell Science's journals and other publications through January 2002. Blackwell Science paid HealthGate a total of $30,000 for fees during 2002.

        In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems pursuant to which we agreed to develop GE Medical Systems branded enhanced versions of our CHOICE Web site product and granted GE Medical Systems a license to sell our CHOICE Web site product. In June 2000, 2001 and 2002, the development and distribution agreement was renewed for additional one-year periods. GE Medical Systems made no payments to HealthGate pursuant to this agreement in 2002. In February 2003, HealthGate entered into a settlement agreement with GE Medical Systems pursuant to which HealthGate paid GE Medical Systems approximately $70,000 for commissions due under this development and distribution agreement for the calendar years 1999 through 2002. General Electric Company, including its affiliates, is a principal stockholder of HealthGate.

        In November 1999, HealthGate entered into a three-year development agreement with Columbia Information Systems, Inc., now known as HCA-Information Technology & Services, Inc. ("HCA-Information"). In March 2001, HealthGate and HCA-Information amended the development agreement. The term of the amended agreement was from March 2001 to November 2002 and called for HCA-Information to pay license fees to HealthGate of approximately $1.4 million in both 2001 and 2002. In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1.1 million. In 2002, HCA-Information paid HealthGate a total of $1.4 million in license fees. HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation held a warrant for shares of HealthGate's common stock that expired without exercise in October 2002.