Form 10-Q
period 2003-03-31
HEALTHGATE DATA CORP
filed 2003-05-09
CIK 1081630

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        The number of shares outstanding of the registrant's common stock as of April 29, 2003 was 6,014,676.

HealthGate Data Corp.
FORM 10-Q
For the Quarter Ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$3,760,621	$4,449,087
Accounts receivable, net of allowance for doubtful accounts of $3,781 at March 31, 2003 and December 31, 2002	788,191	128,113
Prepaid expenses and other current assets	275,295	378,130

Total current assets	4,824,107	4,955,330
Fixed assets, net	850,258	1,355,241
Other assets	532,683	582,039

Total assets	$6,207,048	$6,892,610

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation	$—	$5,821
Accounts payable	373,644	797,694
Accrued expenses	1,213,535	1,899,148
Deferred revenue	2,898,317	2,165,893

Total current liabilities	4,485,496	4,868,556
Other long-term liabilities	708,418	807,124

Total liabilities	5,193,914	5,675,680

Stockholders' equity:
Common stock, $.03 par value;
Authorized: 100,000,000 shares
Issued and outstanding: 6,014,676 shares at March 31, 2003 and December 31, 2002	180,440	180,440
Additional paid in capital	99,202,276	99,202,276
Accumulated deficit	(98,369,582)	(98,165,786)

Total stockholders' equity	1,013,134	1,216,930
Total liabilities and stockholders' equity	$6,207,048	$6,892,610

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenue, including revenue from related parties of $0 and $138,421 for the three months ended March 31, 2003 and 2002, respectively	$1,387,271	$1,642,011
Costs and expenses:
Cost of revenue	833,914	473,045
Research and development	508,570	699,698
Sales and marketing	233,031	509,519
General and administrative	879,513	1,116,436

Total costs and expenses	2,455,028	2,798,698

Loss from operations	$(1,067,757)	$(1,156,687)
Interest and other income, net	863,961	40,893

Net loss	$(203,796)	$(1,115,794)

Basic and diluted net loss per share	$(0.03)	$(0.19)
Shares used in computing basic and diluted net loss per share	6,014,676	6,014,676

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Cash flows from operating activities:
Net loss	$(203,796)	$(1,115,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	602,586	601,868
Stock based compensation	—	9,465
Changes in assets and liabilities:
Accounts receivable	(660,078)	(184,650)
Prepaid expenses and other current assets	102,835	(243,606)
Other assets	20,833	(208,333)
Accounts payable	(424,050)	197,224
Accrued expenses	(685,613)	(202,102)
Deferred revenue	732,424	(94,006)
Other long-term liabilities	(98,706)	(172,883)

Net cash used in operating activities	(613,565)	(1,412,817)

Cash flows from investing activities:
Purchases of fixed assets	(40,564)	—
Acquisition of assets of TNP	—	(393,200)
Expenditures for capitalized software	(28,516)	(65,635)

Net cash used in investing activities	(69,080)	(458,835)

Cash flows from financing activities:
Payment of capital lease obligation	(5,821)	(66,404)

Net cash used in financing activities	(5,821)	(66,404)

Net increase (decrease) in cash and cash equivalents	(688,466)	(1,938,056)
Cash and cash equivalents, beginning of period	4,449,087	8,588,708

Cash and cash equivalents, end of period	$3,760,621	$6,650,652

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,000	$9,000

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Financial Condition

        HealthGate Data Corp. ("HealthGate" or the "Company") is an electronic publisher of healthcare information. HealthGate offers customers a comprehensive content repository of healthcare information on a wide range of medical conditions, drug interactions, complementary and alternative health remedies, medical procedures and current information on emerging health issues and medical developments. The Company currently licenses access to this content on an individual resource basis which allows HealthGate's customers to select only those content resources and databases that are desired for that customer's purpose or constituents. HealthGate continues to generate revenue from customers who license HealthGate's content on a pre-packaged basis, such as the Company's CHOICE Web site products, which offer customers a generalized selection of HealthGate's more popular content resources. The Company's XML-based content can be delivered electronically to its customers or built into clinical software systems. During 2002, HealthGate released HealthGate OnSite™ which enables customers to download HealthGate's content files and host them on their own servers. In March 2003, HealthGate released The HealthGateWay™, a web-based newsletter service that allows customers to publish a customized electronic newsletter integrating the content they license from HealthGate with the customer's own news items and announcements.

        HealthGate's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. At March 31, 2003, the Company had $3,761,000 of cash and cash equivalents, and $339,000 of working capital. The Company has incurred net losses in every fiscal year since inception. For the three months ended March 31, 2003, the Company incurred a net loss of $204,000, and negative cash flows from operations of $614,000. Additionally, as of March 31, 2003, the Company had an accumulated deficit of $98,370,000.

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

        HealthGate is subject to some of the risks and uncertainties common to electronic healthcare publishing companies, including rapid technological developments, ability to sell content products and services and develop new content products and services, intense competition and a limited operating history.

        The accompanying unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements included in HealthGate's Form 10-K for the year ended December 31, 2002. However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. Net Loss Per Share

        Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the assumed exercise of stock options and warrants are anti-dilutive for all periods presented. As of March 31, 2003, options to purchase 1,207,504 shares of the Company's stock and warrants to purchase 463,266 shares of the Company's common stock were outstanding.

3. Revenue Recognition

        HealthGate primarily derives revenue from licensing access to its content repository. In 2002, HealthGate also began entering into publishing agreements with print publishers.

        HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"). Revenue from services arrangements is recognized ratably over the term of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate's past collections experience, the customer's payment history and evaluation of the customer's financial condition. If collection is not deemed probable revenue recognition does not begin until cash is received.

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

        HealthGate's results of operations for the year ended December 31, 2001 included a charge of $1,880,000 as a result of these activities. This charge represents the accrual of approximately $1,729,000 of expenses relating to HealthGate's continued liability under its lease and approximately $151,000 for the impairment of leasehold improvements on the space the Company vacated. The activity for the three months ended March 31, 2003 relating to the accrual is as follows:

Liability at December 31, 2002	$1,250,939
Payments	(149,841)
Payments received from tenant	76,703

Liability at March 31, 2003	1,177,801
Less: current portion (included in accrued expenses)	(469,383)

Other long-term liabilities	$708,418

        The charge and accrual included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances. It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5. Acquisition

        On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist ("TNP"), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals. The total purchase price of $393,000 consisted of $350,000 in cash and $43,000 in direct transactional costs. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, the purchase price was allocated to the assets acquired based on their value at the date of acquisition, with $48,000 of the purchase price being allocated to accounts receivable and $345,000 allocated to purchased content. This purchased content asset is being amortized on a straight-line basis over the estimated three-year life of the underlying asset. The pro forma effect of this acquisition in the three months ended March 31, 2002 would not have been significant.

6. Other Commitments and Contingencies

        HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of March 31, 2003 totaled approximately $925,000.

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

        From time to time HealthGate becomes subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at March 31, 2003 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

        HealthGate indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, HealthGate has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, HealthGate believes the estimated fair value of these indemnification agreements is minimal.

        HealthGate warrants that the content that the Company licenses to its customers shall operate in accordance with the written specifications and documentation provided by HealthGate. If the licensed content failed to operate as specified, a customer would be entitled to refund of a pro rata portion of the license fees paid to HealthGate. Since HealthGate recognizes fees on a pro rata basis it is unlikely that the Company would experience significant claims under its product or services warranties in excess of amounts recorded as deferred income. As a result, the Company believes the estimated fair value of these warranties is minimal.

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

7. Related Party Transactions and Other Income

        Through the Company's activePress service, HealthGate developed the technology platform for Web distribution of a collection of approximately 320 full text journals for Blackwell Science. The Company's agreement with Blackwell Science expired in January 2002. HealthGate's results of operations for the three months ended March 31, 2002 include $116,000 of revenue relating to this agreement. HealthGate's results of operations for the three months ended March 31, 2003 include no revenue relating to this agreement. Blackwell Science is a stockholder of HealthGate.

        In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"). The agreement, as amended, runs through June 2003. Under the terms of this agreement, GEMS may sell HealthGate's standard CHOICE product and GEMS' branded enhanced versions of HealthGate's CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. In February 2003, HealthGate entered into a settlement agreement that established commissions due under this development and distribution agreement relating to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued. This amount is included in other income in the quarter ended March 31, 2003. HealthGate's results of operations for the three months ended March 31, 2002 and 2003 include no revenue from GEMS and no revenue from GEMS is expected in 2003. In connection with this agreement, HealthGate issued a warrant to General Electric Company for the purchase of up to 396,600 shares of HealthGate's common stock. Affiliates of General Electric Company also purchased shares of HealthGate stock in April 1999 and January 2000.

        In May 2003, HealthGate Data Corp. acquired 1,153,667 of its shares of common stock from GE Capital Equity Investments, Inc. and National Broadcasting Company, Inc. (NBC). The 1,153,667 shares represented more than 19% of all HealthGate's outstanding shares. General Electric Company and NBC also agreed to cancel without exercise warrants for the purchase of up to 463,266 shares of HealthGate common stock.

        As consideration for these shares and cancellation of the warrants, HealthGate did not pay cash, but rather transferred to NBC all HealthGate's rights to its general unsecured claim against Medical SelfCare, Inc. ("SelfCare"). In December 2000 SelfCare had made an assignment for the benefit of creditors. HealthGate had previously determined that a material recovery of its claim in the SelfCare liquidation was remote. NBC is involved in litigation with SelfCare.

8. Research and Development and Software Development Costs

        Costs incurred in the research and development of HealthGate's content and products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the three months ended March 31, 2003 and 2002 development costs of approximately $29,000 and $66,000, respectively, were capitalized. These costs will be amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

9. Stock Based Compensation

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

        The following table illustrates the effect on net loss and net loss per share if HealthGate had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended
	2003	2002
Net loss as reported	$(203,796)	$(1,115,794)
Add: stock-based compensation expense recognized	—	9,465
Less: SFAS 123 Pro forma stock compensation	(19,943)	50,879

Pro forma net loss	(223,739)	(1,055,450)

Basic and diluted net loss per share attributable to common stockholders
As reported	$(0.03)	$(0.19)
Pro forma	$(0.04)	$(0.18)

10. Medical Self Care, Inc. Arrangement

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

        HealthGate continued to monitor the liquidation of SelfCare throughout 2001. Based on the information provided to HealthGate by DSI during the fourth quarter of 2001, such as the value of assets currently available for distribution, the likelihood and timing of additional recoveries, and the amount of total claims against the SelfCare estate, HealthGate determined that the likelihood of a material recovery of its claim in the SelfCare liquidation was remote. HealthGate's balance sheets at

December 31, 2002 and March 31, 2003 do not include any amounts relating to the Company's relationship with SelfCare.

        In May 2003, HealthGate Data Corp. acquired 1,153,667 of its shares of common stock from GE Capital Equity Investments, Inc. and National Broadcasting Company, Inc. (NBC). The 1,153,667 shares represented more than 19% of all HealthGate's outstanding shares. General Electric Company and NBC also agreed to cancel without exercise warrants for the purchase of up to 463,266 shares of HealthGate common stock.

        As consideration for these shares and cancellation of the warrants, HealthGate did not pay cash, but rather transferred to NBC all HealthGate's rights to its general unsecured claim against SelfCare. In December 2000 SelfCare had made an assignment for the benefit of creditors. NBC is involved in litigation with SelfCare.

11. Recently Issued Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. HealthGate does not expect the adoption of EITF 00-21 to have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This report on Form 10-Q contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward-looking statements reflect management's current expectations, are based on many assumptions and are subject to certain risks and uncertainties. Factors that might cause or contribute to such differences are described further below under the caption "Risk Factors" and in the periodic reports and registration statements HealthGate files from time to time with the Securities and Exchange Commission, including HealthGate's most recent Form 10-K. Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this report on Form 10-Q. HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

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

        At March 31, 2003, the Company had $3,761,000 of cash and cash equivalents and $339,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the three months ended March 31, 2003, the Company incurred a net loss of $204,000 and negative cash flows from operations of $614,000. Additionally, as of March 31, 2003, the Company had an accumulated deficit of $98,370,000.

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

        Based on HealthGate's forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations for at least the next twelve months. The Company's future beyond the next twelve months is dependent upon its ability to maintain break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

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

        The following critical accounting policies and significant judgments and estimates were used in the preparation of HealthGate's condensed consolidated financial statements.

        Revenue Recognition.    HealthGate primarily derives revenue from licensing access to its content repository. In 2002, HealthGate also began entering into publishing agreements with print publishers.

        HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"). Revenue from services arrangements is recognized ratably over the term of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate's past collections experience, the customer's payment history and evaluation of the customer's financial condition. If collection is not deemed probable revenue recognition does not begin until cash is received.

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

        Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted. As a result, HealthGate has reclassified $179,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc., an affiliate of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation, in November 1999 from expense to a reduction in revenue for the three months ended March 31, 2002. Amortization of the marketing and distribution rights was completed in October 2002. Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments. If HealthGate reached different conclusions, reported revenues could have been materially different.

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

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement. As of March 31, 2003, the Company was providing access to its content to 248 authorized users under this agreement.

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

        Software Development and Content Development Costs.    Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes certain costs, primarily internal labor, incurred during the application development stage of software developed for internal use. These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended purpose. During the three months ended March 31, 2002, development costs of $66,000 were capitalized relating to the Company's Project Intellect strategic initiative. This software was placed in service during 2002 and these costs are being amortized into cost of revenue over the estimated life of the related software. During the three months ended March 31, 2003, development costs totaling $29,000 were capitalized. These costs will be amortized into cost of revenue over the estimated life of the related software once the software is complete and ready for its intended purpose. HealthGate has made significant judgments in estimating the useful life of the capitalized software to be one year. Operating results would be materially different if a different useful life were used.

        Marketing and Distribution Rights.    In November 1999, HealthGate entered into a three-year marketing and reseller agreement with Columbia Information Systems, Inc., now known as HCA-Information Technology & Services, Inc. ("HCA-Information"), a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation ("HCA"), under which HCA-Information agreed to endorse HealthGate as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA hospitals and affiliates. The agreement provided HealthGate, among other things, the right to make a first offer to provide services for adding content to the HCA-Information's health portal site and any site owned or operated by or affiliated with HCA-Information or HCA. Further, HCA-Information could, for a commission, market and sell HealthGate's CHOICE products to entities unaffiliated with HCA, subject to HealthGate's approval. In connection with this agreement, HealthGate issued a warrant to CIS Holdings, Inc., an affiliate of HCA and HCA-Information, for the purchase of up to 647,012 shares of HealthGate's common stock. The warrant had a term of three years, an exercise price per share of $33.00 and became exercisable in January 2000 upon HealthGate's initial public offering. The fair value of this warrant was determined to be $13,500,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 3 years, and an interest rate of 6.6%. This amount was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the three-year contractual term of the related agreement, which expired in October 2002.

        When issued, HealthGate concluded that it was appropriate to record the value of the warrant as an asset and amortize the asset over the contractual term of the related agreement rather than record a one-time charge, because the Company believed there was value to being associated with these partners that would lead to future revenues to HealthGate from third parties. If the Company had reached a different conclusion, it would have yielded materially different results. The valuation of the warrant required certain significant judgments and estimates, including the term, volatility and interest rate that were used in the Black-Scholes valuation model. If different assumptions and estimates had been made, the amount capitalized and the related amortization could have been materially different.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2003 with the Three Months Ended March 31, 2002

Revenue

        Total revenue for the three months ended March 31, 2003 decreased by $255,000 or 16% compared to the three months ended March 31, 2002. Substantially all of the revenue in both periods was derived from content services. The revenue decrease is primarily related to the expiration of HealthGate's agreement with Blackwell Science in January 2002 and the termination of an agreement in January 2003 with a customer that represented 8% of revenue for the three months ended March 31, 2002.

        In March 2001, HealthGate and HCA-Information amended their development agreement. The term of the amended agreement was from March 2001 to November 2002 and called for HCA-Information to pay license fees to HealthGate of approximately $1,417,000 in both 2001 and 2002. The amendment significantly reduced the content and services available to HCA-Information, increased the maximum number of authorized users covered to 330. In accordance with EITF 01-09, revenue for the three months ended March 31, 2002 was reduced by $179,000 related to the reclassification of amortization of marketing and distribution rights from operating expense. Amortization of the marketing and distribution rights was completed in October 2002.

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement. Revenue from HCA-Information was $275,000 and $246,000 during the three months ended March 31, 2003 and 2002, respectively.

        The three months ended March 31, 2003 included revenue of $275,000 (20%) from HCA-Information. The three months ended March 31, 2002 included revenue of $246,000 (15%) from HCA-Information, and related party revenue of $116,000 (7%) from Blackwell Science. HealthGate's agreement with Blackwell Science expired in January 2002. No other customer accounted for more than 10% of the Company's revenue for the periods.

Costs and Expenses

        Cost of Revenue.    Cost of revenue consists primarily of editorial costs to refresh and update existing proprietary content and build new proprietary content as well as royalties associated with licensed content, amortization of capitalized content related software projects, and related equipment and software costs. Cost of revenue increased to $834,000 in the three months ended March 31, 2003 from $473,000 in the three months ended March 31, 2002. The current quarter includes approximately $254,000 in additional depreciation and amortization expense, primarily relating to amortization of capitalized software development costs for software placed in service in the second quarter of 2002, and approximately $107,000 more in royalties for additional licensed content requested by customers. As a percentage of total revenue, cost of revenue increased from 29% for the three months ended March 31, 2002 to 60% for the three months ended March 31, 2003. The Company expects depreciation and amortization expense to decrease due to completion of amortization for certain software development projects and other fixed assets becoming fully depreciated. As a result, the Company expects cost of revenue as a percentage of total revenue to decrease compared to the three months ended March 31, 2003.

        Research and Development.    Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's Web-based content offerings. Research and development expenses decreased to $509,000 for the three months ended March 31, 2003 from $700,000 for the three months ended March 31, 2002, due primarily to savings in salaries and related costs for technical and development personnel made possible through operating efficiencies. During the three months ended March 31, 2003, approximately $29,000 of software development costs were capitalized. These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use. During the three months ended March 31, 2002, software development costs totaling $66,000 were capitalized. These costs began being amortized into cost of revenue over the one-year estimated life of the related software in April 2002.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses decreased to $233,000 in the three months ended March 31, 2003 from $510,000 in the three months ended March 31, 2002.    This decrease was primarily due to savings in salaries and related costs for sales personnel and promotional activities resulting from continued cost containment measures, and lower commission accruals related to a settlement agreement executed in the three months ended March 31, 2003.

        General and Administrative.    General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses decreased to $880,000 in the three months ended March 31, 2003 from $1,116,000 in the three months ended March 31, 2002. This decrease primarily relates to savings in salaries, IT hosting, investor relations, and occupancy costs resulting from cost containment measures.

        Interest and Other Income, Net.    Interest and other income (net) includes interest income, interest expense, and other income. Interest income for the three months ended March 31, 2003 was $13,000 compared to $29,000 for the three months ended March 31, 2002. The decrease is the result of lower invested cash balances and lower interest rates in the current period. Interest expense for the three months ended March 31, 2003 was $1,000 compared to $9,000 for the three months ended March 31, 2002. Other income, net for the three months ended March 31, 2003 was $853,000 compared to $21,000 for the three months ended March 31, 2002. In February 2003, HealthGate entered into a settlement agreement that established commissions due under a development and distribution agreement related to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued. This amount is included in other income in the quarter ended March 31, 2003.

        Income Taxes.    HealthGate has incurred significant losses for all periods from inception through March 31, 2003. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company's lack of earnings history.

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

        For the three months ended March 31, 2003, cash used in operating activities was $614,000. The Company's net loss of $204,000, reduced for non-cash expenses including depreciation and amortization of $603,000, was a net source of operating cash of $399,000. Increases in accounts receivable primarily due to a recently signed government contract resulted in a decrease in operating cash of $660,000, and decreases in prepaid expenses and other assets related to an insurance policy resulted in a source of $124,000 of operating cash. Decreases in accounts payable, accrued expenses and other long-term liabilities primarily related to the settlement of commissions owed under a development and distribution agreement resulted in a use of approximately $1,208,000 of operating cash. Increases in deferred revenue due to a recently signed government contract resulted in a source of operating cash of $732,000.

        For the three months ended March 31, 2002, cash used in operations was $1,413,000. The Company's net loss of $1,116,000, reduced for non-cash expenses including depreciation and amortization of $602,000 and stock-based compensation of $9,000, was a net use of $505,000. An increase in accounts receivable resulted in a use of operating cash of $185,000. Increases in prepaid expenses and other assets resulting from pre-payment of an insurance policy resulted in a use of $452,000 of operating cash, and decreases in accrued expenses resulted in a use of $202,000 of operating cash. Net changes in other operating assets and liabilities resulted in a net decrease in operating cash of $69,000.

        Net cash used in investing activities for the three months ended March 31, 2003 was $69,000. The Company used $29,000 for capitalized software development costs and used $40,000 to purchase fixed assets. Net cash used in investing activities for the three months ended March 31, 2002 was $459,000, consisting primarily of $393,000 of cash used to acquire certain assets of The Natural Pharmacist. The Company also used $66,000 for capitalized software development costs.

        Cash used in financing activities in the three months ended March 31, 2003 was $6,000, which consisted of the payment of obligations under capital lease arrangements. Cash used in financing activities in the three months ended March 31, 2002 was $66,000, which consisted of the payment of obligations under capital lease arrangements.

        The following table sets forth HealthGate's contractual obligations by period:

Contractual Obligations	Apr-Dec 2003	1-3 years	More than 3 years	Total
Operating leases	$828,000	$1,383,000	$—	$2,211,000
Content licensing obligations	$566,000	$359,000	$—	$925,000

        At March 31, 2003, the Company has $3,761,000 of cash and cash equivalents and $339,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the three months ended March 31, 2003, the Company incurred a net loss of $204,000 and negative cash flows from operations of $614,000. Additionally, as of March 31, 2003, the Company had an accumulated deficit of $98,370,000.

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

Recently Issued Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. HealthGate does not expect the adoption of EITF 00-21 to have a material impact on the Company's financial condition or results of operations.

Risk Factors

        HealthGate's business involves significant risks and uncertainties. HealthGate operates in a highly competitive and rapidly evolving Internet industry. The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

        Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate's long-term viability and its ability to achieve its intended business objectives.    At March 31, 2003, the Company has $3,761,000 of cash and cash equivalents and $339,000 of working capital. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the three months ended March 31, 2003, the Company incurred a net loss of $204,000 and negative cash flows from operations of $614,000. Additionally, as of March 31, 2003, the Company had an accumulated deficit of $98,370,000.

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

        The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of existing and new content service offerings, and continued cost containment. Based on the Company's current forecasted cash flows and its cash and cash equivalents on hand, the Company currently anticipates its cash resources will be sufficient to finance its operations for at least the next twelve months. The Company's future beyond the next twelve months is dependent on its ability to maintain break-even or positive cash flow, or raise additional financing. The Company may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to the Company, or at all.

        The success of the Company's business will depend on HealthGate's ability to sell its content products and services and develop new products and services.    HealthGate licenses content on an individual

resource basis so that customers can choose specific content elements that meet their needs. HealthGate continues to support its CHOICE Web site products consisting of content and related services on a pre-packaged basis. HealthGate is currently working on delivering three new product initiatives: customized print-on-demand patient education materials (including brochures and fact sheets); Content Centers of Excellence; and customizable electronic newsletter. In March 2003, HealthGate released The HealthGateWay™, a web-based newsletter service that allows customers to publish a customized electronic newsletter integrating the content they license from HealthGate with the customer's own news items and announcements. The Company believes that these products will allow HealthGate's customers to provide their patients with complete, consistent and up-to-date healthcare information. However, new product initiatives involve some initial investment with no assurance of success.

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

        A significant portion of HealthGate's revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company's business unless the Company finds other significant customers.    Historically, HealthGate has generated a substantial portion of its revenue from a few customers. In the three months ended March 31, 2003, one customer, HCA-Information, accounted for 20% of the Company's total revenue.

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

        An agreement with a customer that represents 8% of revenue for the three months ended March 31, 2002 terminated in January 2003.

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

        The performance of HealthGate's Web sites and computer systems is critical to its business and the business will suffer if the Company experiences system failures.    The performance of HealthGate's Web sites and computer systems is critical to the Company's reputation and ability to attract and retain users and customers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which often experience development delays and may contain undetected errors or failures when introduced into the Company's existing systems. HealthGate experienced a minor unscheduled service interruption of approximately 4 hours in 1998 and a minor unscheduled service interruption of approximately 1 hour in 2002. These interruptions represent 0.05% and 0.01%, respectively, of the service time for each of those years. In April 2001, HealthGate's activePress service experienced an unscheduled service interruption of approximately six hours. The Company cannot guarantee that it will not experience more significant service interruptions in the future. The Company is also dependent upon Web browsers and Internet service providers to provide Internet users access to its Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. The Company also depends on certain information providers to deliver information and data feeds to it on a timely basis. HealthGate Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of the Company's content or an increase in response time on the Company's Web sites could cause it to lose potential or existing users or customers and could result in damage to its reputation or a decline in the Company's stock price.

        HealthGate has an Internet Data Center Services Agreement with Cable and Wireless to house all of the Company's central computer facility servers at Cable and Wireless's Internet Data Center in Waltham, Massachusetts. HealthGate does not presently maintain fully redundant systems at separate locations, so the Company's operations depend on Cable & Wireless' ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Cable & Wireless provides comprehensive facilities management services, including human and technical monitoring of all production servers, Cable & Wireless does not guarantee that HealthGate's Internet access will be uninterrupted, error-free or secure.

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

        HealthGate's business prospects may suffer if it is not able to successfully retain key personnel.    HealthGate had 35 employees as of March 31, 2003. HealthGate's future success depends on the Company's ability to retain, train, motivate, identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. The Company cannot guarantee that it will be able to retain or attract skilled personnel.

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

        Recent regulations from the U.S. Department of Health and Human Services concerning The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") may impact how HealthGate collects data about its sites and reports this information to these sites.    In addition, the Federal Trade Commission and government agencies in some states and countries have been investigating certain Internet companies regarding their use of personal information. Although HealthGate does not currently collect or use personal information, any additional regulations imposed to protect the privacy of Internet users may affect HealthGate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments. To minimize this risk, HealthGate maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds. In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. HealthGate limits its default risk by purchasing only investment grade securities. As of March 31, 2003, approximately $1,761,000 of the Company's investments were in money market funds and approximately $2,000,000 were in investments which matured within 60 days. Cash and cash equivalents were approximately $3,761,000 at March 31, 2003.

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

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed by HealthGate during the three months ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.
Dated: May 9, 2003	By:	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer
Dated: May 9, 2003	By:	/s/ VERONICA ZSOLCSAK Veronica Zsolcask Chief Financial Officer

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ VERONICA ZSOLCSAK Veronica Zsolcsak Chief Financial Officer