Form 10-Q
period 2003-06-30
HEALTHGATE DATA CORP
filed 2003-08-12
CIK 1081630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

        The number of shares outstanding of the registrant's common stock as of August 1, 2003 was 4,261,606.

HealthGate Data Corp.
FORM 10-Q
For the Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$3,332,823	$4,449,086
Accounts receivable, net of allowance for doubtful accounts of $4,815 and $3,781 at June 30, 2003 and December 31, 2002, respectively.	235,932	128,113
Prepaid expenses and other current assets	302,982	378,131

Total current assets	3,871,737	4,955,330
Fixed assets, net	536,138	1,355,241
Other assets	504,160	582,039

Total assets	$4,912,035	$6,892,610

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation	$—	$5,821
Accounts payable	278,110	797,694
Accrued expenses	1,436,322	1,899,148
Deferred revenue	2,275,448	2,165,893

Total current liabilities	3,989,880	4,868,556
Other long-term liabilities	599,636	807,124

Total liabilities	4,589,516	5,675,680

Stockholders' equity:
Common stock, $.03 par value;
Authorized: 100,000,000 shares
Issued and outstanding: 4,261,606 and 6,014,676 shares at June 30, 2003 and December 31, 2002, respectively.	127,848	180,440
Additional paid in capital	99,114,621	99,202,276
Accumulated deficit	(98,919,950)	(98,165,786)

Total stockholders' equity	322,519	1,216,930
Total liabilities and stockholders' equity	$4,912,035	$6,892,610

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Revenue, including revenue from related parties of $115,583 for the six months ended June 30, 2002	$1,538,728	$1,503,261	$2,925,999	$3,145,272
Costs and expenses:
Cost of revenue	605,854	740,515	1,439,768	1,213,560
Research and development	469,257	605,067	977,827	1,304,765
Sales and marketing	277,978	388,349	511,009	897,868
General and administrative	738,968	1,098,436	1,618,481	2,214,872
Lease exit costs	105,861	—	105,861	—

Total costs and expenses	2,197,918	2,832,367	4,652,946	5,631,065

Loss from operations	$(659,190)	$(1,329,106)	$(1,726,947)	$(2,485,793)
Interest and other income, net	108,821	82,742	972,783	123,635

Net loss	$(550,369)	$(1,246,364)	$(754,164)	$(2,362,158)

Basic and diluted net loss per share	$(0.11)	$(0.21)	$(0.14)	$(0.39)
Shares used in computing basic and diluted net loss per share	5,060,022	6,014,676	5,534,711	6,014,676

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Cash flows from operating activities:
Net loss	$(754,164)	$(2,362,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	980,298	1,415,059
Gain on reacquisition of stock	(92,294)	—
Stock based compensation	—	9,465
Changes in assets and liabilities:
Accounts receivable	(107,819)	259,698
Prepaid expenses and other current assets	75,149	(186,566)
Other assets	20,833	(93,833)
Accounts payable	(519,584)	(91,506)
Accrued expenses	(462,826)	(269,110)
Deferred revenue	109,555	(811,507)
Other long-term liabilities	(207,488)	(243,328)

Net cash used in operating activities	(958,340)	(2,373,786)

Cash flows from investing activities:
Purchases of fixed assets	(39,209)	—
Acquisition of assets of TNP	—	(393,200)
Expenditures for capitalized software	(64,940)	(116,261)

Net cash used in investing activities	(104,149)	(509,461)

Cash flows from financing activities:
Payment of capital lease obligation	(5,821)	(135,917)
Purchase of common stock	(47,953)	—

Net cash used in financing activities	(53,774)	(135,917)

Net decrease in cash and cash equivalents	(1,116,263)	(3,019,164)
Cash and cash equivalents, beginning of period	4,449,086	8,588,708

Cash and cash equivalents, end of period	$3,332,823	$5,569,544

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,000	$15,000

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Financial Condition

        HealthGate Data Corp. ("HealthGate" or the "Company") is an electronic publisher of healthcare information. HealthGate offers customers a comprehensive content repository of healthcare information on a wide range of medical conditions, drug interactions, complementary and alternative health remedies, medical procedures and current information on emerging health issues and medical developments. The Company currently licenses access to this content on an individual resource basis which allows HealthGate's customers to select only those content resources and databases that are desired for that customer's purpose or constituents. HealthGate continues to generate revenue from customers who license HealthGate's content on a pre-packaged basis, such as the Company's CHOICE Web site products, which offer customers a generalized selection of HealthGate's more popular content resources. The Company's XML-based content can be delivered electronically to its customers or built into clinical software systems. During 2002, HealthGate released HealthGate OnSiteTM which enables customers to download HealthGate's content files and host them on their own servers. In March 2003, HealthGate released The HealthGateWayTM, a web-based newsletter service that allows customers to publish a customized electronic newsletter integrating the content they license from HealthGate with the customer's own news items and announcements.

        HealthGate's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. At June 30, 2003, the Company had $3,333,000 of cash and cash equivalents, and negative working capital of $118,000. The Company has incurred net losses in every fiscal year since inception. For the six months ended June 30, 2003, the Company incurred a net loss of $754,000, and negative cash flows from operations of $958,000. Additionally, as of June 30, 2003, the Company had an accumulated deficit of $98,920,000.

        The Company continues to take numerous actions to substantially reduce operating cash outflows. These actions included settling amounts owed under development and distribution agreements, workforce reductions, and amending or canceling several content arrangements. Many of these cost savings were made possible through process improvements, development of proprietary content and focusing on content sales and service. Management believes that these actions have not impaired the Company's ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

        HealthGate is subject to some of the risks and uncertainties common to electronic healthcare publishing companies, including rapid technological developments, ability to sell content products and services and develop new content products and services and intense competition.

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

2. Net Loss Per Share

        Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the assumed exercise of stock options and warrants are anti-dilutive for all periods presented. As of June 30, 2003, options to purchase 1,182,709 shares of the Company's common stock were outstanding. No warrants to purchase shares of the Company's common stock were outstanding.

3. Revenue Recognition

        HealthGate primarily derives revenue from licensing access to its content repository. HealthGate also enters into publishing agreements with print publishers.

        HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"). Revenue from fixed fee services arrangements is recognized ratably over the term of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. Revenue from usage fees is recognized when the service has been provided and the usage reporting has been received by HealthGate. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate's past collections experience, the customer's payment history and evaluation of the customer's financial condition. If collection is not deemed probable, revenue recognition does not begin until cash is received.

        If consideration, including equity instruments, is given to a customer or reseller for which the Company does not receive a separate identifiable benefit with a determinable fair value, the Company characterizes the recognition of such consideration as a reduction in revenue to the extent there is cumulative revenue from such customer or reseller. Any excess recognition of such consideration is recorded as an expense.

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

        During the quarter ended June 30, 2003, the Company's tenant defaulted on the sublease. As a result, the Company reevaluated the assumptions underlying the accrual and recorded additional lease exit costs of approximately $106,000 in the current period. The activity for the six months ended June 30, 2003 relating to the accrual is as follows:

Liability at December 31, 2002	$1,250,939
Payments	(149,841)
Payments received from tenant	76,703

Liability at March 31, 2003	1,177,801
Payments	(149,525)
Payments received from tenant	65,135
Additional lease exit costs accrued	105,861

Liability at June 30, 2003	1,199,272
Less: current portion (included in accrued expenses)	(599,636)

Other long-term liabilities	$599,636

        The charges and accruals included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances. It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5. Acquisition

        On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist ("TNP"), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals. The total purchase price of $393,000 consisted of $350,000 in cash and $43,000 in direct transactional costs. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, the purchase price was allocated to the assets acquired based on their value at the date of acquisition, with $48,000 of the purchase price being allocated to accounts receivable and $345,000 allocated to purchased content. This purchased content asset is being amortized on a straight-line basis over the estimated three-year life of the underlying asset. The pro forma effect of this acquisition in the three and six months ended June 30, 2002 would not have been significant.

6. Other Commitments and Contingencies

        HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of June 30, 2003 totaled approximately $627,000.

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

        From time to time HealthGate becomes subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at June 30, 2003 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

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

        HealthGate warrants that the content that the Company licenses to its customers shall operate in accordance with the written specifications and documentation provided by HealthGate. If the licensed content failed to operate as specified, a customer would be entitled to refund of a pro rata portion of the license fees paid to HealthGate. Since HealthGate recognizes such fees on a pro rata basis it is unlikely that the Company would experience significant claims under its product or services warranties in excess of amounts recorded as deferred revenue. As a result, the Company believes the estimated fair value of these warranties is minimal.

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

7. Related Party Transactions and Other Income

        In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"). The agreement, as amended, was terminated in June 2003. Under the terms of this agreement, GEMS could have sold HealthGate's standard CHOICE product and GEMS' branded enhanced versions of HealthGate's CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. In February 2003, HealthGate entered into a settlement agreement that established commissions due under this development and distribution agreement relating to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued. This amount is included in other income in the six months ended June 30, 2003. HealthGate's results of operations for the three and six months ended June 30, 2002 and 2003 include no revenue from GEMS. In connection with this agreement, in June 1999, HealthGate issued a warrant to General Electric Company for the purchase of up to 396,600 shares of HealthGate's common stock. Affiliates of General Electric Company also purchased shares of HealthGate stock in April 1999 and January 2000.

        In May 2003, HealthGate acquired 1,153,667 of its shares of common stock from GE Capital Equity Investments, Inc. and National Broadcasting Company, Inc. (NBC). General Electric Company and NBC also agreed to cancel without exercise warrants for the purchase of up to 463,266 shares of HealthGate common stock. As consideration for these shares and cancellation of the warrants, HealthGate transferred to NBC all HealthGate's rights to its general unsecured claim against Medical SelfCare, Inc. ("SelfCare"). In December 2000 SelfCare had made an assignment for the benefit of creditors. HealthGate had previously determined that a material recovery of its claim in the SelfCare liquidation was remote. At the time of the settlement, NBC was involved in litigation with SelfCare. In the quarter ended June 30, 2003, HealthGate's recorded a gain of approximately $92,000 in connection with this transaction. The gain was determined based on the fair value of HealthGate's stock based on the closing price on the Over-the-Counter Bulletin Board ("OTC-BB") on the date of the transaction. These shares of stock were retired.

        In May 2003, HealthGate purchased 599,403 shares of its common stock from Computer Sciences Corporation ("CSC"). As consideration for these shares, the Company paid CSC $47,952.24 or $0.08 per share, the fair market value of the stock based on the closing price of HealthGate's stock on the OTC-BB on the date of the transaction. These shares of stock were retired.

        Through the Company's activePress service, HealthGate developed the technology platform for Web distribution of a collection of approximately 320 full text journals for Blackwell Science. The Company's agreement with Blackwell Science expired in January 2002. HealthGate's results of operations for the six months ended June 30, 2002 include $116,000 of revenue relating to this agreement. HealthGate's results of operations for the three months ended June 30, 2002 and the three and six months ended June 30, 2003 include no revenue relating to this agreement. Blackwell Science is a stockholder of HealthGate.

8. Research and Development and Software Development Costs

        Costs incurred in the research and development of HealthGate's content and products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the three months ended June 30, 2003 and 2002, development costs of approximately $36,000 and

$51,000, respectively, were capitalized. During the six months ended June 30, 2003 and 2002, development costs of approximately $65,000 and $116,000, respectively, were capitalized. These costs will be amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

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

        The following table illustrates the effect on net loss and net loss per share if HealthGate had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss as reported	$(550,369)	$(1,246,364)	$(754,164)	$(2,362,158)
Add: stock-based compensation expense recognized	—	9,465	—	9,465
Less: SFAS 123 Pro forma stock compensation	(13,822)	(22,228)	(33,700)	28,942

Pro forma net loss	(564,191)	(1,259,127)	(787,864)	(2,323,751)
Basic and diluted net loss per share attributable to common stockholders
As reported	$(0.11)	$(0.21)	$(0.14)	$(0.39)
Pro forma	(0.11)	(0.21)	(0.14)	(0.39)

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

        HealthGate continued to monitor the liquidation of SelfCare throughout 2001. Based on the information provided to HealthGate by DSI during the fourth quarter of 2001, such as the value of assets currently available for distribution, the likelihood and timing of additional recoveries, and the amount of total claims against the SelfCare estate, HealthGate determined that the likelihood of a material recovery of its claim in the SelfCare liquidation was remote. HealthGate's balance sheets at December 31, 2002 and June 30, 2003 do not include any amounts relating to the Company's relationship with SelfCare.

        In May 2003, HealthGate transferred to National Broadcasting Company, Inc. (NBC) all HealthGate's rights to its general unsecured claim against SelfCare in exchange for 1,153,667 shares of HealthGate's common stock, and the cancellation of warrants to purchase 463,266 shares of HealthGate's common stock. At the time of the settlement, NBC was involved in litigation with SelfCare. In the quarter ended June 30, 2003, HealthGate's recorded a gain of approximately $92,000 in connection with this transaction. The gain was determined based on the fair value of HealthGate's stock based on the closing price on the Over-the-Counter Bulletin Board ("OTC-BB") on the date of the transaction. These shares of stock were retired.

11. Recently Issued Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. HealthGate does not expect the adoption of EITF 00-21 to have a material impact on the Company's financial condition or results of operations.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). This statement establishes standards for classifying certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial condition or results of operations.

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

        At June 30, 2003, the Company had $3,333,000 of cash and cash equivalents and negative working capital of $118,000. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the six months ended June 30, 2003, the Company incurred a net loss of $754,000 and negative cash flows from operations of $958,000. Additionally, as of June 30, 2003, the Company had an accumulated deficit of $98,920,000.

        The Company continues to take actions to reduce operating cash outflows. These actions included settling commissions owed under a development and distribution agreement, workforce reductions, and amending or canceling several content arrangements. Management believes that these actions have not impaired the Company's ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

        Revenue Recognition.    HealthGate primarily derives revenue from licensing access to its content repository. HealthGate also enters into publishing agreements with print publishers.

        HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"). Revenue from fixed fee services arrangements is recognized ratably over the term of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. Revenue from usage fees is recognized when the service has been provided and the usage reporting has been received by HealthGate. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate's past collections experience, the customer's payment history and evaluation of the customer's financial condition. If collection is not deemed probable, revenue recognition does not begin until cash is received.

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

        Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted. As a result, HealthGate has reclassified $179,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc., an affiliate of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation, in November 1999 from expense to a reduction in revenue for each of the three and six months ended June 30, 2002. Amortization of the marketing and distribution rights was completed in October 2002. Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments. If HealthGate reached different conclusions, reported revenues could have been materially different.

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

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement. As of June 30, 2003, the Company was providing access to its content to 256 authorized users under this agreement.

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

        Software Development and Content Development Costs.    Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes certain costs, primarily internal labor, incurred during the application development stage of software developed for internal use. These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended purpose. During the three months ended June 30, 2003 and 2002, development costs of approximately $36,000 and $51,000, respectively, were capitalized. During the six months ended June 30, 2002, development costs of $116,000 were capitalized. The underlying software was placed in service during 2002 and these costs are being amortized into cost of revenue over the estimated life of the related software. During the six months ended June 30, 2003, development costs totaling $65,000 were capitalized. These costs are being amortized into cost of revenue over the estimated life of the related software. HealthGate has made significant judgments in estimating the useful life of the capitalized software to be one year. Operating results would be materially different if a different useful life were used.

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

        Lease Exit Costs.    HealthGate leases approximately 32,000 square feet of office space under a lease that expires in June 2005. HealthGate's annual cost for this space is approximately $28 per square foot per year. During the fourth quarter of 2001, the Company committed to an exit plan to vacate approximately 20,000 square feet of excess space at its headquarters building, and began negotiating a sublease for a portion of this excess space that was finalized in February 2002. The sublease was initially for approximately 10,800 square feet, and increased to approximately 14,000 square feet after the first year. The sublease was for the remaining term of HealthGate's lease with its landlord.

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

        During the quarter ended June 30, 2003, the Company's tenant defaulted on the sublease. As a result, the Company reevaluated the assumptions underlying the accrual and recorded additional lease exit costs in the current period.

        HealthGate's calculations include significant estimates, including HealthGate's inability to rent the remaining excess space, the amount of charges that will actually be incurred and the rate that HealthGate would be charged for taxes and utilities by its landlord over the remaining term of its lease. If HealthGate had made different assumptions, it could have resulted in different charges being recorded in 2001 and in the second quarter of 2003. Also, these estimates and assumptions will continue to require monitoring on a quarterly basis for changes in circumstances. As a result, assumptions may require adjustment, which could affect the amount accrued and generate a future charge or credit to this line item in future periods, and the amount could be material.

Results of Operations

Comparison of the Three Months Ended June 30, 2003 with the Three Months Ended June 30, 2002

Revenue

        Total revenue for the three months ended June 30, 2003 increased by $35,000 or 2% compared to the three months ended June 30, 2002. Substantially all of the revenue in both periods was derived from content services. This increase occurred because revenues from new customers and renewals offset the loss of revenues from the expiration of a contract that represented 8% of revenue for the second quarter ended June 30, 2002.

        In March 2001, HealthGate and HCA-Information amended their development agreement. The term of the amended agreement was from March 2001 to November 2002 and called for HCA-Information to pay license fees to HealthGate of approximately $1,417,000 in both 2001 and 2002. The amendment significantly reduced the content and services available to HCA-Information, increased the maximum number of authorized users covered to 330. In accordance with EITF 01-09, revenue for the three months ended June 30, 2002 was reduced by $179,000 related to the reclassification of amortization of marketing and distribution rights from operating expense. Amortization of the marketing and distribution rights was completed in October 2002.

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement. Revenue from HCA-Information was $275,000 and $246,000 during the three months ended June 30, 2003 and 2002, respectively.

        The three months ended June 30, 2003 included revenue of $275,000 (18%) from HCA-Information and $212,000 (14%) from Integic/MHS. The three months ended June 30, 2002 included revenue of $246,000 (16%) from HCA-Information. No other customer accounted for more than 10% of the Company's revenue for the periods.

Costs and Expenses

        Cost of Revenue.    Cost of revenue consists primarily of editorial costs to refresh and update existing proprietary content and build new proprietary content as well as royalties associated with licensed content, amortization of capitalized content related software projects, and related equipment and software costs. Cost of revenue decreased to $606,000 in the three months ended June 30, 2003 from $741,000 in the three months ended June 30, 2002. The current quarter includes approximately $182,000 less in depreciation and amortization expense, primarily relating to amortization of capitalized software development costs for software which was completed in the first quarter of 2003, and approximately $92,000 less in costs for contract writers, offset by approximately $145,000 more in royalties for additional licensed content purchased by customers. As a percentage of total revenue, cost of revenue decreased from 49% for the three months ended June 30, 2002 to 39% for the three months ended June 30, 2003. The Company does not expect cost of revenue as a percentage of total revenue to increase materially for the remainder of 2003.

        Research and Development.    Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's content offerings. Research and development expenses decreased to $469,000 for the three months ended June 30, 2003 from $605,000 for the three months ended June 30, 2002, due primarily to savings in salaries and related costs for technical and development personnel made possible through operating efficiencies. During the three months ended June 30, 2003, approximately $36,000 of software development costs were capitalized. These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use. During the three months ended June 30, 2002, software development costs totaling $51,000 were capitalized. These costs began being amortized into cost of revenue over the one-year estimated life of the related software in the fourth quarter of 2002.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising. Sales and marketing expenses decreased to $278,000 in the three months ended June 30, 2003 from $388,000 in the three months ended June 30, 2002. This decrease was primarily due to lower commission accruals related to a settlement agreement executed in February 2003.

        General and Administrative.    General and administrative expenses consist primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses decreased to $739,000 in the three months ended June 30, 2003 from $1,098,000 in the three months ended June 30, 2002. This decrease primarily relates to savings in salaries, hosting services, investor relations, and occupancy costs resulting from cost containment measures.

        Lease Exit Costs.    During the quarter ended June 30, 2003, HealthGate was informed by its tenant that it would not be fulfilling its obligations under the sublease agreement. As a result, HealthGate reevaluated its assumptions relative to the lease exit accrual and determined that an additional liability was needed. HealthGate's results of operations for the three months ended June 30, 2003 include a charge of $106,000 as a result of this evaluation.

        Interest and Other Income, Net.    Interest and other income (net) includes interest income, interest expense, and other income. Interest income for the three months ended June 30, 2003 was $9,000 compared to $24,000 for the three months ended June 30, 2002. The decrease is the result of lower invested cash balances and lower interest rates in the current period. Interest expense for the three months ended June 30, 2002 was $6,000. There was no interest expense for the three months ended June 30, 2003. Other income, net for the three months ended June 30, 2003 was $100,000 compared to $65,000 for the three months ended June 30, 2002. In May 2003, HealthGate transferred to National Broadcasting Company, Inc. ("NBC") all HealthGate's rights to its general unsecured claim against Medical SelfCare, Inc. in exchange for 1,153,667 shares of HealthGate's common stock, and the cancellation of warrants to purchase 463,266 shares of HealthGate's common stock. HealthGate recorded a gain of approximately $92,000 on this on this transaction which is included in other income for the three months ended June 30, 2003.

        Income Taxes.    HealthGate has incurred significant losses for all periods from inception through June 30, 2003. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company's lack of earnings history.

Comparison of the Six Months Ended June 30, 2003 with the Six Months Ended June 30, 2002

Revenue

        Total revenue for the six months ended June 30, 2003 decreased by $219,000 or 7% compared to the six months ended June 30, 2002. Substantially all of the revenue in both periods was derived from content services. New revenues from new customers and renewals were less than the revenues lost due to the expiration of HealthGate's agreement with Blackwell Science in January 2002 and the termination of an agreement in January 2003 with a customer that represented 8% of revenue for the six months ended June 30, 2002.

        The six months ended June 30, 2003 included revenue of $550,000 (18%) from HCA-Information. The six months ended June 30, 2002 included revenue of $491,000 (16%) from HCA-Information, and related party revenue of $116,000 (4%) from Blackwell Science. HealthGate's agreement with Blackwell Science expired in January 2002. No other customer accounted for more than 10% of the Company's revenue for the periods.

Costs and Expenses

        Cost of Revenue.    Cost of revenue increased to $1,440,000 in the six months ended June 30, 2003 from $1,214,000 in the six months ended June 30, 2002. The six months ended June 30, 2003 includes approximately $71,000 in additional depreciation and amortization expense, primarily relating to amortization of capitalized software development costs for software placed in service in the second quarter of 2002, and approximately $252,000 more in royalties paid to third parties for additional licensed content requested by customers, offset by lower costs for contract writers in the current year. As a percentage of total revenue, cost of revenue increased from 39% for the six months ended June 30, 2002 to 49% for the six months ended June 30, 2003.

        Research and Development.    Research and development expenses decreased to $978,000 for the six months ended June 30, 2003 from $1,305,000 for the six months ended June 30, 2002, due primarily to savings in salaries and related costs for technical and development personnel made possible through operating efficiencies. During the six months ended June 30, 2003, approximately $65,000 of software development costs were capitalized. These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use. During the six months ended June 30, 2002, software development costs totaling $116,000 were capitalized. These costs began being amortized into cost of revenue over the one-year estimated life of the related software beginning in the fourth quarter of 2002.

        Sales and Marketing.    Sales and marketing expenses decreased to $511,000 in the six months ended June 30, 2003 from $898,000 in the six months ended June 30, 2002. This decrease was primarily due to savings in salaries and related costs for sales personnel and promotional activities resulting from continued cost containment measures, and lower commission accruals related to a settlement agreement executed in February 2003.

        General and Administrative.    General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses decreased to $1,618,000 in the three months ended June 30, 2003 from $2,215,000 in the six months ended June 30, 2002. This decrease primarily relates to savings in salaries, hosting, investor relations, and occupancy costs resulting from cost containment measures.

        Lease Exit Costs.    During the quarter ended June 30, 2003, HealthGate was informed by its tenant that it would not be fulfilling its obligations under the sublease agreement. As a result, HealthGate reevaluated its assumptions relative to the lease exit accrual and determined that an additional liability was needed. HealthGate's results of operations for the six months ended June 30, 2003 include a charge of $106,000 as a result of this evaluation.

        Interest and Other Income, Net.    Interest and other income (net) includes interest income, interest expense, and other income. Interest income for the six months ended June 30, 2003 was $22,000 compared to $54,000 for the six months ended June 30, 2002. The decrease is the result of lower invested cash balances and lower interest rates in the current period. Interest expense for the six months ended June 30, 2003 was $1,000 compared to $15,000 for the six months ended June 30, 2002. Other income, net for the six months ended June 30, 2003 was $952,000 compared to $86,000 for the six months ended June 30, 2002. In February 2003, HealthGate entered into a settlement agreement that established commissions due under a development and distribution agreement related to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued. In May 2003, HealthGate transferred to NBC all HealthGate's rights to its general unsecured claim against Medical SelfCare, Inc. in exchange for 1,153,667 shares of HealthGate's common stock, and the cancellation of warrants to purchase 463,266 shares of HealthGate's common stock. HealthGate recorded a gain of approximately $92,000 on this transaction which is included in other income for the six months ended June 30, 2003.

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

        For the six months ended June 30, 2003, cash used in operating activities was $958,000. The Company's net loss of $754,000, reduced for non-cash expenses including depreciation and amortization of $980,000 and a gain on reacquisition of stock of $92,000, was a net source of operating cash of $134,000. Decreases in accounts payable, accrued expenses and other long-term liabilities primarily related to the settlement of commissions owed under a development and distribution agreement resulted in a use of approximately $1,190,000 of operating cash. Net changes in other operating assets and liabilities resulted in a net decrease in operating cash of $98,000.

        For the six months ended June 30, 2002, cash used in operations was $2,374,000. The Company's net loss of $2,362,000, reduced for non-cash expenses including depreciation and amortization of $1,415,000 and stock-based compensation of $9,000, was a net use of $938,000. Decrease in accounts receivable due to improved collection efforts resulted in an increase in operating cash of $260,000. Increases in prepaid expenses and other assets resulting from pre-payment of an insurance policy resulted in a use of $280,000 of operating cash, and decreases in accounts payable, accrued expenses and other long-term liabilities resulted in a use of $604,000 of operating cash. Decreases in deferred revenue resulted in a use of operating cash of $812,000.

        Net cash used in investing activities for the six months ended June 30, 2003 was $104,000. The Company used $65,000 for capitalized software development costs and used $39,000 to purchase fixed assets. Net cash used in investing activities for the six months ended June 30, 2002 was $509,000, consisting of $393,000 of cash used to acquire certain assets of The Natural Pharmacist, and $116,000 for capitalized software development costs.

        Cash used in financing activities in the six months ended June 30, 2003 was $54,000, which consisted of $6,000 for the payment of obligations under capital lease arrangements and $48,000 used to repurchase shares of the Company's common stock. Cash used in financing activities in the six months ended June 30, 2002 was $136,000, which consisted of the payment of obligations under capital lease arrangements.

        The following table sets forth HealthGate's contractual obligations by period:

Contractual Obligations	Jul-Dec 2003	1-3 years	More than 3 years	Total
Operating leases	$561,000	$1,384,000	$—	$1,945,000
Content licensing obligations	$257,000	$370,000	$—	$925,000

        At June 30, 2003, the Company has $3,333,000 of cash and cash equivalents and negative working capital of $118,000. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the six months ended June 30, 2003, the Company incurred a net loss of $754,000 and negative cash flows from operations of $958,000. Additionally, as of June 30, 2003, the Company had an accumulated deficit of $98,920,000.

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

Recently Issued Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. HealthGate does not expect the adoption of EITF 00-21 to have a material impact on the Company's financial condition or results of operations.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). This statement establishes standards for classifying certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial condition or results of operations.

Risk Factors

        HealthGate's business involves significant risks and uncertainties. HealthGate operates in a highly competitive and rapidly evolving Internet industry. The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

        Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate's long-term viability and its ability to achieve its intended business objectives. At June 30, 2003, the Company has $3,333,000 of cash and cash equivalents and negative working capital of $118,000. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the six months ended June 30, 2003, the Company incurred a net loss of $754,000 and negative cash flows from operations of $958,000. Additionally, as of June 30, 2003, the Company had an accumulated deficit of $98,920,000.

        HealthGate continues to take actions to reduce operating cash outflows. These actions include settling commissions owed under development and distribution agreements, workforce reductions and amending or canceling several content arrangements. Other cost savings were made possible through process improvements, development of additional proprietary content and focusing on content sales and services. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

        The success of the Company's business will depend on HealthGate's ability to sell its content products and services and develop new products and services. HealthGate licenses content on an individual resource basis so that customers can choose specific content elements that meet their needs. HealthGate continues to support its CHOICE Web site products consisting of content and related services on a pre-packaged basis. HealthGate is currently working on delivering three new product initiatives: customized print-on-demand patient education materials (including brochures and fact sheets); Content Centers of Excellence; and customizable electronic newsletter. In March 2003, HealthGate released The HealthGateWayTM, a web-based newsletter service that allows customers to publish a customized electronic newsletter integrating the content they license from HealthGate with the customer's own news items and announcements. The Company believes that these products will allow HealthGate's customers to provide their patients with complete, consistent and up-to-date healthcare information. New product initiatives involve some initial investment with no assurance of success.

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

        A significant portion of HealthGate's revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company's business unless the Company finds other significant customers. Historically, HealthGate has generated a substantial portion of its revenue from a few customers. In the six months ended June 30, 2003, one customer, HCA-Information, accounted for 18% of the Company's total revenue.

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

        An agreement with a customer that represented 8% of revenue for the six months ended June 30, 2002 terminated in January 2003.

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

        HealthGate's business prospects may suffer if it is not able to successfully retain key personnel. HealthGate had 34 employees as of June 30, 2003. HealthGate's future success depends on the Company's ability to retain, train, motivate, identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. The Company cannot guarantee that it will be able to retain or attract skilled personnel.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments. To minimize this risk, HealthGate maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds. In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. HealthGate limits its default risk by purchasing only investment grade securities. As of June 30, 2003, approximately $2,818,000 of the Company's investments were in money market funds. Cash and cash equivalents were approximately $3,333,000 at June 30, 2003.

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

        Management of HealthGate, including HealthGate's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the period ending June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HealthGate's disclosure controls and procedures are effective. The Company did not conclude that any significant changes in the Company's internal controls were necessary subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        HealthGate's annual meeting of stockholders was held on June 24, 2003 in Boston, Massachusetts.

        The vote to elect two persons as Class I Directors of HealthGate was as follows:

	Number of Shares
Nominee	For	Withheld Authority
David Friend	3,995,278	274,518
William G. Nelson, Ph.D.	4,259,678	10,118

        Accordingly. Mr. Friend and Dr. Nelson were elected as Class I Directors to serve for a three-year term until the 2006 Annual Meeting of Stockholders and until their successors are elected and qualified. Class II directors (Gerald E. Bisbee, Jr., Ph.D., Jonathan J.G. Conibear and Thomas O. Pyle) whose terms are scheduled to expire at the 2004 Annual Meeting of Stockholders, and Class III directors (Edson D. de Castro and William S. Reece) whose terms are scheduled to expire at the 2005 Annual Meeting of Stockholders, have terms as directors that continue after the June 2003 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
  10.1
  Stock Redemption & Warrant Cancellation Agreement dated May 7, 2003 by and between Registrant, GE Capital Equity Investments, Inc. General Electric Company and National Broadcasting Company (including exhibits).

  10.2
  Stock Purchase and Sale Agreement dated May 20, 2003, by and between Registrant and Computer Sciences Corporation.

  31.1
  Rule 13a-14(a) Certification of William S. Reece, Chief Executive Officer.

  31.2
  Rule 13a-14(a) Certification of Veronica Zsolcsak, Chief Financial Officer.

  32.1
  Section 1350 Certification of William S. Reece, Chief Executive Officer.

  32.2
  Section 1350 Certification of Veronica Zsolcsak, Chief Financial Officer.

  (b)
  Reports on Form 8-K

          On April 23, 2003, the Company filed a current report on Form 8-K to publicly disseminate a press release announcing results for the quarter ended March 31, 2003.

          On May 7, 2003, the Company filed a current report on Form 8-K announcing the acquisition of shares of its common stock from GE Capital Equity Investments and National Broadcasting Company, Inc..

          On May 20, 2003, the Company filed a current report on Form 8-K announcing the acquisition of shares of its common stock from Computer Sciences Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.
Dated: August 12, 2003	By:	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer
Dated: August 12, 2003	By:	/s/ VERONICA ZSOLCSAK Veronica Zsolcsak Chief Financial Officer

QuickLinks

HealthGate Data Corp. FORM 10-Q For the Quarter Ended June 30, 2003
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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES