Form 10-Q
period 2003-09-30
HEALTHGATE DATA CORP
filed 2003-11-10
CIK 1081630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2003 was 5,346,988.

HealthGate Data Corp.
FORM 10-Q
For the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHGATE DATA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$3,535,667	$4,449,086
Accounts receivable, net of allowance for doubtful accounts of $5,701 and $3,781 at September 30, 2003 and December 31, 2002, respectively.	279,341	128,113
Prepaid expenses and other current assets	233,966	378,131
Total current assets	4,048,974	4,955,330
Fixed assets, net	318,148	1,355,241
Other assets	542,401	582,039
Total assets	$4,909,523	$6,892,610
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligation	$—	$5,821
Accounts payable	290,091	797,694
Accrued expenses	1,631,406	1,899,148
Deferred revenue	2,507,294	2,165,893
Total current liabilities	4,428,791	4,868,556
Other long-term liabilities	449,727	807,124
Total liabilities	4,878,518	5,675,680
Stockholders’ equity:
Common stock, $.03 par value;
Authorized: 100,000,000 shares
Issued and outstanding: 4,261,606 and 6,014,676 shares at September 30, 2003 and December 31, 2002, respectively	127,848	180,440
Additional paid in capital	99,114,621	99,202,276
Accumulated deficit	(99,211,464)	(98,165,786)
Total stockholders’ equity	31,005	1,216,930
Commitments and contingencies	—	—
Total liabilities and stockholders’ equity	$4,909,523	$6,892,610

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Revenue, including revenue from related parties of $115,583 for the nine months ended September 30, 2002	$1,594,965	$1,508,363	$4,520,964	$4,653,634
Costs and expenses:
Cost of revenue	516,373	759,496	1,956,142	1,973,057
Research and development	403,426	566,193	1,381,253	1,870,957
Sales and marketing	340,903	302,432	851,912	1,200,300
General and administrative	664,255	996,233	2,282,737	3,211,105
Lease exit costs	(28,905)	—	76,956	—
Total costs and expenses	1,896,052	2,624,354	6,549,000	8,255,419
Loss from operations	$(301,087)	$(1,115,991)	$(2,028,036)	$(3,601,785)
Interest and other income, net	9,576	16,936	982,358	140,570
Net loss	$(291,511)	$(1,099,055)	$(1,045,678)	$(3,461,215)
Basic and diluted net loss per share	$(0.07)	$(0.18)	$(0.20)	$(0.58)
Shares used in computing basic and diluted net loss per share	4,261,606	6,014,676	5,105,680	6,014,676

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Cash flows from operating activities:
Net loss	$(1,045,678)	$(3,461,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.	1,285,659	2,225,041
Gain on reacquisition of stock	(92,294)	—
Stock based compensation	—	9,465
Changes in assets and liabilities:
Accounts receivable	(151,228)	182,027
Prepaid expenses and other current assets	144,165	(205,961)
Other assets	20,833	(31,333)
Accounts payable	(507,603)	(119,016)
Accrued expenses	(267,742)	(35,746)
Deferred revenue	341,401	(1,013,564)
Other long-term liabilities	(357,397)	(315,930)
Net cash used in operating activities	(629,884)	(2,766,232)
Cash flows from investing activities:
Purchases of fixed assets	(38,559)	(64,221)
Acquisition of EBM Solutions	(66,764)	—
Acquisition of assets of TNP	—	(393,200)
Expenditures for capitalized software	(124,439)	(144,823)
Net cash used in investing activities	(229,762)	(602,244)
Cash flows from financing activities:
Payment of capital lease obligation	(5,821)	(195,487)
Purchase of common stock	(47,952)	—
Net cash used in financing activities	(53,773)	(195,487)
Net decrease in cash and cash equivalents	(913,419)	(3,563,963)
Cash and cash equivalents, beginning of period	4,449,086	8,588,708
Cash and cash equivalents, end of period	$3,535,667	$5,024,745
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,000	$18,000

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Financial Condition

HealthGate Data Corp. (“HealthGate” or the “Company”) is an electronic publisher of healthcare information. HealthGate offers customers a comprehensive content repository of healthcare information on a wide range of medical conditions, drug interactions, complementary and alternative health remedies, medical procedures and current information on emerging health issues and medical developments. The Company currently licenses access to this content on an individual resource basis which allows HealthGate’s customers to select only those content resources and databases that are desired for that customer’s purpose or constituents. HealthGate generates revenue from customers who license HealthGate’s content on a pre-packaged basis, such as the Company’s Health Library and the CHOICE Web site products, which offer customers a generalized selection of HealthGate’s more popular content resources. The Company’s XML-based content can be delivered electronically to its customers or built into clinical software systems. During 2002, HealthGate released HealthGate OnSiteTM which enables customers to download HealthGate’s content files and host them on their own servers. In March 2003, HealthGate released The HealthGateWay TM, a web-based newsletter service that allows customers to publish a customized electronic newsletter integrating the content they license from HealthGate with the customer’s own news items and announcements.

HealthGate’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. At September 30, 2003, the Company had $3,536,000 of cash and cash equivalents and negative working capital of $380,000. The Company has incurred net losses in every fiscal year since inception. For the nine months ended September 30, 2003, the Company incurred a net loss of $1,046,000 and negative cash flows from operations of $630,000. Additionally, as of September 30, 2003, the Company had an accumulated deficit of $99,211,000.

The Company continues to take numerous actions to substantially reduce operating cash outflows. These actions included settling amounts owed under development and distribution agreements, workforce reductions, and amending or canceling several content arrangements. Many of these cost savings were made possible through process improvements, development of proprietary content and focusing on content sales and service. Management believes that these actions have not impaired the Company’s ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

Based on HealthGate’s forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations for at least the next twelve months. The Company’s future beyond the next twelve months is dependent upon its ability to achieve neutral or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

HealthGate is subject to some of the risks and uncertainties common to electronic healthcare publishing companies, including rapid technological developments, ability to sell content products and services and develop new content products and services and intense competition.

The accompanying unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements included in HealthGate’s Form 10-K for the year ended December 31, 2002. However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments

HEALTHGATE DATA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Basis of Presentation and Financial Condition (Continued)

necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. Net Loss Per Share

Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the assumed exercise of stock options and warrants are anti-dilutive for all periods presented. As of September  30, 2003, options to purchase 1,111,128 shares of the Company’s common stock were outstanding. No warrants to purchase shares of the Company’s common stock were outstanding.

3. Revenue Recognition

HealthGate primarily derives revenue from licensing access to its content repository. HealthGate also enters into publishing agreements with print publishers.

HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”). Revenue from fixed fee services arrangements is recognized ratably over the term of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate’s authorized reseller, which generally ranges from one to three years. Revenue from usage fees is recognized when the service has been provided and the usage reporting has been received by HealthGate. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate’s past collections experience, the customer’s payment history and evaluation of the customer’s financial condition. If collection is not deemed probable, revenue recognition does not begin until cash is received.

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

Revenue from licensing content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long as HealthGate has no material future obligations.

HealthGate rarely enters into multi-element service arrangements. When HealthGate does enter into such an arrangement, each element is accounted for separately over its respective service period, provided

HEALTHGATE DATA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Revenue Recognition (Continued)

that there is stand alone value to the delivered service and objective evidence of fair value of at least the undelivered service. If these conditions are not met, the total value of the arrangement is recognized ratably over the entire service period. For all multi-element service arrangements to date, the fair values have not been objectively determinable. Therefore, all revenue under these contracts has been recognized ratably over the related service period.

4. Lease Exit Costs

HealthGate leases approximately 32,000 square feet of office space under a lease, which expires in June 2005. HealthGate’s annual cost for this space is approximately $28 per square foot per year.  During the fourth quarter of 2001, the Company committed to an exit plan to vacate approximately 20,000 square feet of excess space at its headquarters building. HealthGate finalized a sublease for a portion of this excess space in February 2002.

HealthGate’s results of operations for the year ended December 31, 2001 included a charge of $1,880,000 as a result of these activities. This charge represents accrual of approximately $1,729,000 of expenses relating to HealthGate’s continued liability under its lease and approximately $151,000 for the impairment of leasehold improvements on the space the Company vacated.

During the quarter ended June 30, 2003, the Company’s tenant defaulted on the sublease. As a result, the Company reevaluated the assumptions underlying the accrual and recorded additional lease exit costs of approximately $106,000 in the quarter ended June 30, 2003.

During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new tenant for a portion of the Company’s excess space for the remaining term of HealthGate’s office lease. As a result, the Company reevaluated the assumptions underlying the accrual. This analysis included significant estimates including the amount of rent that HealthGate believes will ultimately be collectible based on the tenant’s limited operating history and current operating performance. This analysis resulted in a reduction in HealthGate’s  estimate of lease exit costs of approximately $29,000 in the current period.

HEALTHGATE DATA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Lease Exit Costs (Continued)

The activity for the nine months ended September 30, 2003 relating to the accrual is as follows:

Liability at December 31, 2002	$1,250,939
Payments	(149,841)
Payments received from tenant	76,703
Liability at March 31, 2003	1,177,801
Payments	(149,525)
Payments received from tenant	65,135
Additional lease exit costs accrued	105,861
Liability at June 30, 2003	1,199,272
Payments	(149,259)
Payments received from tenant	—
Reduction in lease exit cost accrual	(28,950)
Liability at September 30, 2003	1,021,063
Less: current portion	(571,336)
Other long-term liabilities.	$449,727

The charges and accruals included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances. It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5. Acquisition

On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist (“TNP”), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals. The total purchase price of $393,000 consisted of $350,000 in cash and $43,000 in direct transactional costs. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, the purchase price was allocated to the assets acquired based on their value at the date of acquisition, with $48,000 of the purchase price being allocated to accounts receivable and $345,000 allocated to purchased content. This purchased content asset is being amortized on a straight-line basis over the estimated three-year life of the underlying asset. The pro forma effect of this acquisition in the three and nine months ended September 30, 2002 would not have been significant.

6. Other Commitments and Contingencies

HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of September 30, 2003 totaled approximately $879,000.

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

HEALTHGATE DATA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Other Commitments and Contingencies (Continued)

From time to time HealthGate becomes subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at September  30, 2003 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

HealthGate indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, HealthGate has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. HealthGate believes the estimated fair value of these indemnification agreements is minimal.

HealthGate warrants that the content that the Company licenses to its customers shall operate in accordance with the written specifications and documentation provided by HealthGate. If the licensed content failed to operate as specified, a customer would be entitled to a refund of a pro rata portion of the license fees paid to HealthGate. Since HealthGate recognizes such fees on a pro rata basis it is unlikely that the Company would experience significant claims under its product or services warranties in excess of amounts recorded as deferred revenue. As a result, the Company believes the estimated fair value of these warranties is minimal.

HealthGate enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to HealthGate’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The amount of future payments required under these indemnification agreements is generally limited to the amount of fees paid by the customer pursuant to the agreement. HealthGate has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these warranties is minimal.

7. Related Party Transactions and Other Income

In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems (“GEMS”). The agreement, as amended, was terminated in June 2003. Under the terms of this agreement, GEMS could have sold HealthGate’s standard CHOICE product and GEMS’ branded enhanced versions of HealthGate’s CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. In February 2003, HealthGate entered into a settlement agreement that established commissions due under this development and distribution agreement relating to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued. This amount is included in other income in the nine months ended September  30, 2003. HealthGate’s results of operations for the three and nine months ended September  30, 2002 and 2003 include no revenue from GEMS. In connection with this agreement, in June 1999, HealthGate issued a warrant to General Electric Company for the purchase of up to 396,600 shares of HealthGate’s common stock. Affiliates of General Electric Company also purchased shares of HealthGate stock in April 1999 and January 2000.

HEALTHGATE DATA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Transactions and Other Income (Continued)

In May 2003, HealthGate acquired 1,153,667 of its shares of common stock from GE Capital Equity Investments, Inc. and National Broadcasting Company, Inc. (NBC). These shares of stock were retired. General Electric Company and NBC also agreed to cancel without exercise warrants for the purchase of up to 463,266 shares of HealthGate common stock. As consideration for these shares and cancellation of the warrants, HealthGate transferred to NBC all HealthGate’s rights to its general unsecured claim against Medical SelfCare, Inc. (“SelfCare”). In December 2000, SelfCare had made an assignment for the benefit of creditors. HealthGate had previously determined that a material recovery of its claim in the SelfCare liquidation was remote. At the time of the settlement, NBC was involved in litigation with SelfCare. In the quarter ended June 30, 2003, HealthGate’s recorded a gain of approximately $92,000 in connection with this transaction. The gain was determined based on the fair value of HealthGate’s stock based on the closing price on the Over-the-Counter Bulletin Board (“OTC-BB”) on the date of the transaction.

In May 2003, HealthGate purchased 599,403 shares of its common stock from Computer Sciences Corporation (“CSC”). As consideration for these shares, the Company paid CSC $47,952 or $0.08 per share, the fair market value of the stock based on the closing price of HealthGate’s stock on the OTC-BB on the date of the transaction. These shares of stock were retired.

Through the Company’s activePress service, HealthGate developed the technology platform for Web distribution of a collection of approximately 320 full text journals for Blackwell Science. The Company’s agreement with Blackwell Science expired in January 2002. HealthGate’s results of operations for the nine months ended September 30, 2002 include $116,000 of revenue relating to this agreement.  HealthGate’s results of operations for the three months ended September 30, 2002 and the three and nine months ended September 30, 2003 include no revenue relating to this agreement.  Blackwell Science is a stockholder of HealthGate.

8. Research and Development and Software Development Costs

Costs incurred in the research and development of HealthGate’s content and products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the three months ended September 30, 2003 and 2002, development costs of approximately $59,000 and $29,000, respectively, were capitalized. During the nine months ended September 30, 2003 and 2002, development costs of approximately $124,000 and $145,000, respectively, were capitalized. These costs will be amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

9. Stock Based Compensation

HealthGate accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. HealthGate has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation,”

HEALTHGATE DATA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock Based Compensation (Continued)

(“SFAS 148”) for disclosure purposes only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

The following table illustrates the effect on net loss and net loss per share if HealthGate had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the three months ended		For the nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net loss as reported	$(291,511)	$(1,099,055)	$(1,045,678)	$(3,461,215)
Add: stock-based compensation expense recognized	—	—	—	9,465
Less: SFAS 123 Pro forma stock compensation	(9,278)	(286,572)	(42,978)	(257,630)
Pro forma net loss	$(300,789)	$(1,385,627)	$(1,088,656)	$(3,709,380)
Basic and diluted net loss per share attributable to common stockholders
As reported	$(0.07)	$(0.18)	$(0.20)	$(0.58)
Pro forma	$(0.07)	$(0.23)	$(0.21)	$(0.62)

10. Medical Self Care, Inc. Arrangement

In December 1999, HealthGate entered into an e-commerce/sponsorship agreement with Medical Self Care, Inc. (“SelfCare”), a privately held provider of health related products and services. Under the agreement, HealthGate developed a co-branded HealthGate/SelfCare Web site, and agreed to provide promotions for this co-branded site over the 37-month term of the agreement. The agreement provided for SelfCare to make annual cash payments to HealthGate of approximately $1,000,000 in the first year, $7,100,000 in the second year and $8,400,000 in the third year. In addition, for the first year services under the agreement, SelfCare issued 996,348 shares of its Series H preferred stock to HealthGate on February 2, 2000.

In August 2000, HealthGate filed suit against SelfCare in US District Court in Boston, Massachusetts, seeking damages due to SelfCare’s breaches of the agreement based on SelfCare’s failure to pay fees due under the agreement, and the filing of an action by SelfCare against HealthGate in California state court seeking a declaratory judgment that SelfCare is entitled to rescind the agreement and that HealthGate is not entitled to terminate the agreement and is not entitled to post-contract remedies. The lawsuit filed by SelfCare in California was later dismissed.

On December 1, 2000, the rights and obligations of SelfCare were assumed by Development Specialists, Inc. (“DSI”). HealthGate reached agreement with DSI in February 2001 to settle HealthGate’s litigation against SelfCare for a claim in the liquidation and a release of all of SelfCare’s claims against HealthGate. The Company was uncertain what amount, if any, it would ultimately realize on this settlement.

HealthGate continued to monitor the liquidation of SelfCare throughout 2001. Based on the information provided to HealthGate by DSI during the fourth quarter of 2001, such as the value of assets currently available for distribution, the likelihood and timing of additional recoveries, and the amount of

HEALTHGATE DATA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Medical Self Care, Inc. Arrangement (Continued)

total claims against the SelfCare estate, HealthGate determined that the likelihood of a material recovery of its claim in the SelfCare liquidation was remote. HealthGate’s balance sheets at December 31, 2002 and September 30, 2003 do not include any amounts relating to the Company’s relationship with SelfCare.

In May 2003, HealthGate transferred to National Broadcasting Company, Inc. (NBC) all HealthGate’s rights to its general unsecured claim against SelfCare in exchange for 1,153,667 shares of HealthGate’s common stock, and the cancellation of warrants to purchase 463,266 shares of HealthGate’s common stock. At the time of the settlement, NBC was involved in litigation with SelfCare. In the quarter ended June 30, 2003, HealthGate recorded a gain of approximately $92,000 in connection with this transaction. The gain was determined based on the fair value of HealthGate’s stock based on the closing price on the Over—the-Counter Bulletin Board (“OTC-BB”) on the date of the transaction. These shares of stock were retired.

11. Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. The adoption of EITF 00-21 has not had  a material impact on the Company’s financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150,  Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This statement establishes standards for classifying certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had  a material impact on the Company’s financial condition or results of operations.

12. Subsequent Event

On October 3, 2003, HealthGate signed an agreement to acquire substantially all of the assets and certain liabilities of  privately-held EBM Solutions, Inc. (“EBM”),  a leading provider of evidence-based medical guidelines and care management applications. The closing was effective on October 27, 2003.

Under the terms of the agreement, HealthGate issued to EBM  752,048 shares of HealthGate’s common stock and a warrant to purchase an additional 333,333 shares of HealthGate’s common stock with an exercise price of $1.20 per HealthGate share. Certain stockholders of EBM Solutions purchased from HealthGate 333,333 shares of HealthGate common stock for $1.20 per share.  HealthGate will record the acquisition pursuant to the purchase accounting provisions of Statement of Financial Accounting Standards No. 141.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward-looking statements reflect management’s current expectations, are based on many assumptions and are subject to certain risks and uncertainties. Factors that might cause or contribute to such differences are described further below under the caption “Risk Factors” and in the periodic reports and registration statements HealthGate files from time to time with the Securities and Exchange Commission, including HealthGate’s most recent Form 10-K. Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this report on Form 10-Q. HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

Overview

HealthGate Data Corp. (“HealthGate” or the “Company”) is an electronic publisher of healthcare information. HealthGate offers customers a comprehensive content repository of healthcare information including information on a wide range of medical conditions, drug interactions, complementary and alternative health remedies, medical procedures and current information on emerging health issues and medical developments. This information provides HealthGate’s customers with the capability to generate additional revenues as well as drive down costs through clinician and patient education, more effective research, improved treatment and regulatory compliance. The Company’s XML-based content can be delivered electronically to its customers or integrated into clinical software systems.

On October 3, 2003, HealthGate signed an agreement to acquire substantially all of the assets and certain liabilities of  privately-held EBM Solutions, Inc. (“EBM”),  a leading provider of evidence-based medical guidelines and care management applications. The closing was effective on October 27, 2003. Under the terms of the agreement, HealthGate issued to EBM  752,048 shares of HealthGate’s common stock and a warrant to purchase an additional 333,333 shares of HealthGate’s common stock with an exercise price of $1.20 per HealthGate share. Certain stockholders of EBM Solutions purchased from HealthGate 333,333 shares of HealthGate common stock for $1.20 per share.  HealthGate will record the acquisition pursuant to the purchase accounting provisions of Statement of Financial Accounting Standards No. 141.

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

At September 30, 2003, the Company had $3,536,000 of cash and cash equivalents and negative working capital of $380,000. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the nine months ended September 30, 2003, the Company incurred a net loss of $1,046,000 and negative cash flows from operations of $630,000. Additionally, as of September  30, 2003, the Company had an accumulated deficit of $99,211,000.

The Company continues to take actions to reduce operating cash outflows. These actions included settling commissions owed under development and distribution agreements, workforce reductions, and amending or canceling several content arrangements. Management believes that these actions have not impaired the Company’s ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

The following critical accounting policies and significant judgments and estimates were used in the preparation of HealthGate’s condensed consolidated financial statements.

Revenue Recognition.   HealthGate primarily derives revenue from licensing access to its content repository. HealthGate also enters into publishing agreements with print publishers.

HealthGate records revenue in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”). Revenue from fixed fee services arrangements is recognized ratably over the term of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate’s authorized reseller, which generally ranges from one to three years. Revenue from usage fees is recognized when the service has been provided and the usage reporting has been received by HealthGate. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate’s past collections experience, the customer’s payment history and evaluation of the customer’s financial condition. If collection is not deemed probable, revenue recognition does not begin until cash is received.

Effective January 1, 2002, HealthGate adopted Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-09”). EITF 01-09 addresses whether a vendor should recognize consideration given to a customer as an expense or as an offset to revenue being recognized from that same customer. Consideration given to a customer is presumed to be a reduction in revenue unless both of the following conditions are met:

(a)           HealthGate receives an identifiable benefit in exchange for the consideration and the identifiable benefit is sufficiently separable from the customer’s purchase of HealthGate’s products such that HealthGate could have purchased the products or services from a third party.

(b)          HealthGate can reasonably estimate the fair value of the benefit received.

If both conditions are met, consideration paid to the customer may be recognized as expense.

Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted. As a result, HealthGate has reclassified $179,000 and $538,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc., an affiliate of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation, in November 1999

from expense to a reduction in revenue for the three and nine months ended September 30, 2002, respectively.  Amortization of the marketing and distribution rights was completed in October 2002. Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments. If HealthGate reached different conclusions, reported revenues could have been materially different.

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

In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement. As of September 30, 2003, the Company was providing access to its content to 258 authorized users under this agreement.

Revenue from licensing electronic content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long as HealthGate has no material future obligations.

HealthGate rarely enters into multi-element service arrangements. When HealthGate does enter into such an arrangement, each element is accounted for separately over its respective service period, provided that there is stand alone value to the delivered service and objective evidence of fair value of at least the undelivered service. If these conditions are not met, the total value of the arrangement is recognized ratably over the entire service period. For all multi-element service arrangements to date, the fair values have not been objectively determinable. Therefore, all revenue under these contracts has been recognized ratably over the related service period. For arrangements under which HealthGate receives equity instruments in exchange for services, HealthGate determines the value of the arrangement based on the fair value of the equity received or services provided, whichever is more readily determinable.

Software Development and Content Development Costs.    Costs incurred in the research and development of HealthGate’s products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), HealthGate capitalizes certain costs, primarily internal labor, incurred during the application development stage of software developed for internal use. These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended purpose. During the three months ended September 30, 2003 and 2002, development costs of approximately $59,000 and $29,000, respectively, were capitalized. During the nine months ended September  30, 2002, development costs of $145,000 were capitalized. The underlying software was placed in service during 2002 and these costs are being amortized into cost of revenue over the estimated life of the related software. During the nine months ended September 30, 2003, development costs totaling $124,000 were capitalized. These costs are being amortized into cost of revenue over the estimated life of the related software. HealthGate has made significant judgments in estimating the useful life of the capitalized software to be one year. Operating results would be materially different if a different useful life were used.

Marketing and Distribution Rights.    In November 1999, HealthGate entered into a three-year marketing and reseller agreement with Columbia Information Systems, Inc., now known as HCA-Information Technology & Services, Inc. (“HCA-Information”), a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation (“HCA”), under which HCA-Information agreed to endorse HealthGate as the preferred provider of patient and consumer oriented health content for Web sites owned or operated by HCA hospitals and affiliates. The agreement provided HealthGate, among other things, the right to make a first offer to provide services for adding content to the HCA-Information’s health portal site and any site owned or operated by or affiliated with HCA-Information or HCA. Further, HCA-Information could, for a commission, market and sell HealthGate’s CHOICE products to entities unaffiliated with HCA, subject to HealthGate’s approval. In connection with this agreement, HealthGate issued a warrant to CIS Holdings, Inc., an affiliate of HCA and HCA-Information, for the purchase of up to 647,012 shares of HealthGate’s common stock. The warrant had a term of three years, an exercise price per share of $33.00 and became exercisable in January 2000 upon HealthGate’s initial public offering. The fair value of this warrant was determined to be $13,500,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 3 years, and an interest rate of 6.6%. This amount was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the three-year contractual term of the related agreement, which expired in October 2002.

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

Lease Exit Costs.   HealthGate leases approximately 32,000 square feet of office space under a lease that expires in June 2005. HealthGate’s annual cost for this space is approximately $28 per square foot per year.  During the fourth quarter of 2001, the Company committed to an exit plan to vacate approximately 20,000 square feet of excess space at its headquarters building, and began negotiating a sublease for a portion of this excess space that was finalized in February 2002. The sublease was initially for approximately 10,800 square feet, and increased to approximately 14,000 square feet after the first year. The sublease was for the remaining term of HealthGate’s lease with its landlord.

For purposes of calculating exit costs, HealthGate included the difference between the rate the Company is currently obligated to pay and the rate that the subtenant has agreed to pay for the space it is renting. The Company also included an impairment of leasehold improvements on the space being vacated, taxes and utilities related to the subleased space. HealthGate also estimated the amount of sublease payments that would ultimately be collected. Additionally, HealthGate assumed that it would not be able to locate a subtenant for its remaining unused space and included the rent expense for that space for the remainder of the lease. HealthGate’s charge also included the estimated cost of building out the space for its subtenant and legal and professional costs of completing the sublease.

During the quarter ended June 30, 2003, the Company’s tenant defaulted on the sublease. As a result, the Company reevaluated the assumptions underlying the accrual and recorded additional lease exit costs in the that period.

During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new tenant for a portion of the Company’s excess space for the remaining term of HealthGate’s office lease. As a result, the Company reevaluated the assumptions underlying the accrual. This analysis included significant estimates including the amount of rent that HealthGate believes will ultimately be collectible based on the tenant’s limited operating history and current operating performance. This analysis resulted in a reduction in HealthGate’s  estimate of lease exit costs of approximately $29,000 in the current period.

HealthGate’s calculations include significant estimates, including the amount of rent that HealthGate believes will ultimately be collectible based on the tenant’s limited operating history and current operating performance, HealthGate’s inability to rent the remaining excess space, the amount of charges that will actually be incurred and the rate that HealthGate would be charged for taxes and utilities by its landlord over the remaining term of its lease. If HealthGate had made different assumptions, it could have resulted in different charges being recorded in 2001 and in the second and third quarters of 2003. Also, these estimates and assumptions will continue to require monitoring on a quarterly basis for changes in circumstances. As a result, assumptions may require adjustment, which could affect the amount accrued and generate a future charge or credit to this line item in future periods, and the amount could be material.

Results of Operations

Comparison of the Three Months Ended September 30, 2003 with the Three Months Ended September  30, 2002

Revenue

Total revenue for the three months ended September 30, 2003 increased by $87,000 or 6% compared to the three months ended September 30, 2002. Substantially all of the revenue in both periods was derived from content services. This increase occurred because revenues from new customers and renewals offset the loss of revenues from the expiration of a contract that represented 8% of revenue for the quarter ended September 30, 2002.

In March 2001, HealthGate and HCA-Information amended their development agreement. The term of the amended agreement was from March 2001 to November 2002 and called for HCA-Information to pay license fees to HealthGate of approximately $1,417,000 in both 2001 and 2002. The amendment significantly reduced the content and services available to HCA-Information, increased the maximum number of authorized users covered to 330. In accordance with EITF 01-09, revenue for the three months ended September 30, 2002 was reduced by $179,000 related to the reclassification of amortization of marketing and distribution rights from operating expense. Amortization of the marketing and distribution rights was completed in October 2002.

In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement. Revenue from HCA-Information was $275,000 and $246,000 during the three months ended September 30, 2003 and 2002, respectively.

The three months ended September 30, 2003 included revenue of $275,000 (17%) from HCA-Information, $230,375 (14%) from PlanetGov and $159,000 (10%) from Integic/MHS. The three months ended September 30, 2002 included revenue of $246,000 (16%) from HCA-Information. No other customer accounted for more than 10% of the Company’s revenue for the periods.

Costs and Expenses

Cost of Revenue.   Cost of revenue consists primarily of editorial costs to refresh and update existing proprietary content and build new proprietary content as well as royalties associated with licensed content, amortization of capitalized software projects, and related equipment and software costs. Cost of revenue decreased to $517,000 in the three months ended September 30, 2003 from $759,000 in the three months ended September 30, 2002. This decrease primarily relates to lower depreciation and amortization expense in the current quarter resulting from completion of amortization of capitalized software development costs for software which amortization was completed in the first quarter of 2003. Because of lower costs in the current quarter, cost of revenue as a percentage of total revenue decreased from 50% for the three months ended September 30, 2002 to 32% for the three months ended September 30, 2003.  The Company believes it may initially experience some increase in cost of revenue as a percentage of total revenue with the acquisition of the assets and certain liabilities of EBM Solutions in the fourth quarter of 2003.

Research and Development.   Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company’s content offerings. Research and development expenses decreased to $403,000 for the three months ended September 30, 2003 from $566,000 for the three months ended September 30, 2002, due primarily to savings in salaries and related costs for technical and development personnel made possible through operating efficiencies. During the three months ended September 30, 2003, approximately $59,000 of software development costs were capitalized. These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use. During the three months ended September 30, 2002, software development costs totaling $29,000 were capitalized. These costs began being amortized into cost of revenue over the one-year estimated life of the related software in the fourth quarter of 2002.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising. Sales and marketing expenses increased to $341,000 in the three months ended September 30, 2003 from $302,000 in the three months ended September 30, 2002.   The current quarter includes approximately $126,000 more in salaries and related costs relating to accrual of severance benefits, offset by lower commission costs related to a settlement agreement executed in February 2003.

General and Administrative.   General and administrative expenses consist primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses decreased to $664,000 in the three months ended September 30, 2003 from  $996,000 in the three months ended September 30, 2002. This decrease primarily relates to cost containment measures that resulted in savings in salaries, hosting services and investor relations.

Lease Exit Costs.   During the quarter ended September 30, 2003, HealthGate entered into a new lease agreement with a new tenant. As a result, HealthGate reevaluated its assumptions relative to the lease exit accrual and determined that an adjustment was appropriate. HealthGate’s results of operations for the three months ended September 30, 2003 include a benefit of $29,000 as a result of this evaluation.

Interest and Other Income, Net.   Interest and other income (net) includes interest income, interest expense, and other income. Interest income for the three months ended September 30, 2003 was $10,000 compared to $18,000 for the three months ended September 30, 2002. The decrease is the result of lower invested cash balances and lower interest rates in the current period. Interest expense for the three months ended September 30, 2002 was $3,000. There was no interest expense for the three months ended September 30, 2003. Other income, net for the three months ended September 30, 2002 was $2,000. There was no other income, net for the three months ended September 30, 2003.

Income Taxes.   HealthGate has incurred significant losses for all periods from inception through September 30, 2003. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company’s lack of earnings history.

Comparison of the Nine Months Ended September 30, 2003 with the Nine Months Ended September 30, 2002

Revenue

Total revenue for the nine months ended September 30, 2003 decreased by $133,000 or 3% compared to the nine months ended September 30, 2002. Substantially all of the revenue in both periods was derived from content services. New revenues from new customers and renewals were slightly less than the revenues lost due to the expiration of HealthGate’s agreement with Blackwell Science in January 2002 and the termination of an agreement in January 2003 with a customer that represented 8% of revenue for the nine months ended September 30, 2002.

The nine months ended September 30, 2003 included revenue of $825,000 (18%) from HCA-Information. The nine months ended September 30, 2002 included revenue of $737,000 (16%) from HCA-Information, and related party revenue of $116,000 (2%) from Blackwell Science. HealthGate’s agreement with Blackwell Science expired in January 2002. No other customers accounted for more than 10% of the Company’s revenue for the periods.

Costs and Expenses

Cost of Revenue.   Cost of revenue decreased to $1,956,000 in the nine months ended September 30, 2003 from $1,973,000 in the nine months ended September 30, 2002. The nine months ended September 30, 2003 includes approximately $174,000 less in depreciation and amortization expense, primarily relating to amortization of capitalized software development costs for software placed in service in the second quarter of 2002, approximately $105,000 less for contract writers in the current year, and approximately $279,000 more in royalties paid to third parties for additional licensed content requested by customers. As a percentage of total revenue, cost of revenue increased slightly from 42% for the nine months ended September 30, 2002 to 43% for the nine months ended September 30, 2003.

Research and Development.   Research and development expenses decreased to $1,381,000 for the nine months ended September 30, 2003 from $1,871,000 for the nine months ended September 30, 2002, due primarily to savings in salaries and related costs for technical and development personnel made possible through operating efficiencies. During the nine months ended September 30, 2003, approximately $124,000 of software development costs were capitalized. These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use. During the nine months ended September 30, 2002, software development costs totaling $145,000 were capitalized. These costs began being amortized into cost of revenue over the one-year estimated life of the related software beginning in the fourth quarter of  2002.

Sales and Marketing.   Sales and marketing expenses decreased to $852,000 in the nine months ended September 30, 2003 from $1,200,000 in the nine months ended September 30, 2002.   Although the current period includes approximately $126,000 more in salaries and related costs that the third quarter of 2002, primarily relating to the accrual of severance and benefits, there has been a net decrease in salaries and related costs for the nine months ended September 30, 2003 resulting from continued cost containment measures, and lower commission costs related to a settlement agreement executed in February 2003.

General and Administrative.   General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses decreased to $2,389,000 in the three months ended September 30, 2003 from  $3,211,000 in the nine months ended September 30, 2002. This decrease primarily relates to savings in salaries, hosting, investor relations, and occupancy costs resulting from cost containment measures.

Lease Exit Costs.   During the quarter ended June 30, 2003, HealthGate was informed by its tenant that it would not be fulfilling its obligations under the sublease agreement. As a result, HealthGate reevaluated its assumptions relative to the lease exit accrual and determined that an accrual for additional liabilities was appropriate as of June 30, 2003. During the quarter ended September 30, 2003, HealthGate entered into a new sublease agreement with a new tenant. As a result, HealthGate reevaluated its assumptions relative to the lease exit accrual and determined that a further adjustment was appropriate. HealthGate’s results of operations for the nine months ended September 30, 2003 include a net charge of $77,000 as a result of these evaluations.

Interest and Other Income, Net.   Interest and other income (net) includes interest income, interest expense, and other income. Interest income for the nine months ended September 30, 2003 was $32,000 compared to $72,000 for the nine months ended September 30, 2002. The decrease is the result of lower invested cash balances and lower interest rates in the current period. Interest expense for the nine months ended September 30, 2003 was $1,000 compared to $18,000 for the nine months ended September 30, 2002. Other income, net for the nine months ended September 30, 2003 was $952,000 compared to $87,000 for the nine months ended September 30, 2002. In February 2003, HealthGate entered into a settlement agreement that established commissions due under a development and distribution agreement related to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued. In May 2003, HealthGate transferred to NBC all HealthGate’s rights to its general unsecured claim against Medical SelfCare, Inc. in exchange for 1,153,667 shares of HealthGate’s common stock, and the cancellation of warrants to purchase 463,266  shares of HealthGate’s common stock. HealthGate recorded a gain of approximately $92,000 on this on this transaction which is included in other income for the nine months ended September 30, 2003.

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

For the nine months ended September 30, 2003, cash used in operating activities was $630,000. The Company’s net loss of $1,046,000, reduced for non-cash expenses including depreciation and amortization of $1,286,000 and increased by non-cash gain on reacquisition of stock of $92,000, was a net source of operating cash of $148,000. Decreases in accounts payable, accrued expenses and other long-term liabilities primarily related to the settlement of commissions owed under a development and distribution agreement resulted in a use of approximately $1,133,000 of operating cash. Increase in deferred revenue resulted in a source of operating cash of $341,000. Net changes in other operating assets and liabilities resulted in a net decrease in operating cash of  $14,000.

For the nine months ended September 30, 2002, cash used in operations was $2,766,000. The Company’s net loss of $3,461,000, reduced for non-cash expenses including depreciation and amortization of $2,225,000 and stock-based compensation of $9,000, was a net use of  $1,227,000. Decrease in accounts receivable due to improved collection efforts resulted in an increase in operating cash of $182,000. Increases in prepaid expenses and other assets resulting from pre-payment of an insurance policy resulted in a use of $237,000 of operating cash, and decreases in accounts payable, accrued expenses and other long-term liabilities resulted in  a use of $471,000 of operating cash. Decreases in deferred revenue resulted in a use of operating cash of $1,013,000.

Net cash used in investing activities for the nine months ended September 30, 2003 was $230,000. The Company used $124,000 for capitalized software development costs, used $39,000 to purchase fixed assets., and used $67,000 for payment of fees associated with HealthGate’s purchase of EBM Solutions, Inc.  Net cash used in investing activities for the nine months ended September 30, 2002 was $602,000, consisting of $393,000 of cash used to acquire certain assets of The Natural Pharmacist, $145,000 for capitalized software development costs, and $64,000 to purchase fixed assets.

Cash used in financing activities in the nine months ended September 30, 2003 was $54,000, which consisted of $6,000 for the payment of obligations under capital lease arrangements and $48,000 used to repurchase shares of the Company’s common stock. Cash used in financing activities in the nine months ended September 30, 2002 was $195,000, which consisted of the payment of obligations under capital lease arrangements.

The following table sets forth HealthGate’s contractual obligations by period:

Contractual Obligations	Oct-Dec 2003	1-3 years	More than 3 years	Total
Operating leases	$318,000	$1,383,000	$—	$1,701,000
Content licensing obligations	$163,000	$716,000	$—	$879,000

At September 30, 2003, the Company had $3,536,000 of cash and cash equivalents and negative working capital of $380,000. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the nine months ended September 30, 2003, the Company incurred a net loss of $1,046,000 and negative cash flows from operations of $630,000. Additionally, as of September  30, 2003, the Company had an accumulated deficit of $99,211,000.

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

Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This statement establishes standards for classifying certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

Risk Factors

HealthGate’s business involves significant risks and uncertainties. HealthGate operates in a highly competitive and rapidly evolving Internet industry. The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate’s long-term viability and its ability to achieve its intended business objectives. At September 30, 2003, the Company had $3,536,000 of cash and cash equivalents and negative working capital of $380,000. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the nine months ended September 30, 2003, the Company incurred a net loss of $1,046,000 and negative cash flows from operations of $630,000. Additionally, as of September  30, 2003, the Company had an accumulated deficit of $99,211,000.

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

The success of the Company’s business will depend on HealthGate’s ability to sell its content products and services and develop new products and services. HealthGate licenses access to content on an individual resource basis so that customers can choose specific content elements that meet their needs. HealthGate also generates revenue from customers who license HealthGate’s content on a pre-packaged basis, such as the Company’s Health Library and the CHOICE Web site products, which offer customers a generalized selection of HealthGate’s more popular content resources. During 2002, HealthGate released HealthGate OnSiteTM which enables customers to download HealthGate’s content files and host them on their own servers. In March 2003, HealthGate released The HealthGateWay TM, a web-based newsletter service that allows customers to publish a customized electronic newsletter integrating the content they license from HealthGate with the customer’s own news items and announcements. The Company believes that these products will allow HealthGate’s customers to provide their patients with complete, consistent and up-to-date healthcare information. New product initiatives involve some initial investment with no assurance of success.

A key element of the Company’s strategy is to continue sales and licensing into the hospital market as well as to expand sales and licensing into other healthcare markets, such as payors and pharmaceutical companies and to continue entering into agreements with print publishers. HealthGate continually evaluates its products and services and looks to develop new products and services that meet the needs of its customers. HealthGate’s ability to sell its existing products and services and develop new products and services is necessary for the Company to increase its sales and licensing. If HealthGate is unable to increase sales and licensing, the Company’s business prospects, results of operations and the market price of the Company’s common stock could be adversely affected.

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

A significant portion of HealthGate’s revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company’s business unless the Company finds other significant customers. Historically, HealthGate has generated a substantial portion of its revenue from a few customers. In the nine months ended September 30, 2003, one customer, HCA-Information, accounted for 18% of the Company’s total revenue.

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

An agreement with a customer that represented 8% of revenue for the nine months ended September 30, 2002 terminated in January 2003.

The loss of HCA-Information or any other significant customer or HealthGate’s failure to obtain new significant customers and sources of revenues could adversely affect the Company’s business.

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

HealthGate’s financials may be adversely affected if the Company is unable to integrate its newly acquired EBM Solutions business. The financial performance of HealthGate requires the timely integration of product strategy, sales and marketing, and administration of EBM Solutions into the HealthGate corporate structure, as well as  increasing the sales and licensing of EBM Solutions’ products and services.  In the event that this timely integration and sales increase does not occur, the market price of HealthGate’s stock may be adversely affected.

The performance of HealthGate’s Web sites and computer systems is critical to its business and the business will suffer if the Company experiences system failures. The performance of HealthGate’s Web sites and computer systems is critical to the Company’s reputation and ability to attract and retain users, customers, advertisers and subscribers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which often experience development delays and may contain undetected errors or failures when introduced into the Company’s existing systems. HealthGate experienced a minor unscheduled service interruption of approximately 4 hours in 1998 and a minor unscheduled service interruption of approximately 1 hour in 2002. These interruptions represent 0.05% and 0.01%, respectively, of the service time for each of those years. In April 2001, HealthGate’s activePress service experienced an unscheduled service interruption of approximately six hours. The Company cannot guarantee that it will not experience more significant service interruptions in the future. The Company is also dependent upon Web browsers and Internet service providers to provide Internet users access to its Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. The Company also depends on certain information providers to deliver information and data feeds to it on a timely basis. HealthGate Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of the Company’s content or an increase in response time on the Company’s Web sites could cause it to lose potential or existing users, customers, advertisers or subscribers and could result in damage to its reputation or a decline in the Company’s stock price.

HealthGate has an Internet Data Center Services Agreement with Cable and Wireless to house all of the Company’s central computer facility servers at Cable and Wireless’s Internet Data Center in Waltham, Massachusetts. HealthGate does not presently maintain fully redundant systems at separate locations, so the Company’s operations depend on Cable & Wireless’ ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Cable & Wireless provides comprehensive facilities management services, including human and technical monitoring of all production servers, Cable & Wireless does not guarantee that HealthGate’s Internet access will be uninterrupted, error-free or secure.

During 2002, HealthGate decided to outsource the monitoring of its production Web performance in order to reduce operating costs. HealthGate began using Coradiant’s “OutSight” services to find critical events and fix them before there is service interruption. However, Coradiant does not guarantee that HealthGate’s Internet access will be uninterrupted, error-free or secure.

HealthGate has also developed a disaster recovery plan to respond to system failures. HealthGate cannot guarantee that its disaster recovery plan is capable of being implemented successfully. HealthGate cannot guarantee that the Company’s insurance will be adequate to compensate it for all losses that may occur as a result of any system failure.

HealthGate’s business prospects may suffer if it is not able to successfully retain key personnel. HealthGate had 32 employees as of September 30, 2003. HealthGate’s future success depends on the Company’s ability to retain, train, motivate, identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. The Company cannot guarantee that it will be able to retain or attract skilled personnel.

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

HealthGate’s business depends on its ability to provide a comprehensive library of healthcare information. A significant portion of HealthGate’s content is proprietary. HealthGate licenses the rest of its content from third parties. These licenses are generally non-exclusive, have an initial term of one year and are renewable. In addition, a number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. Although HealthGate currently considers its relationships with its third party content vendors to be good, the Company cannot guarantee that it will be able to continue to license its present content or be able to develop or license sufficient additional content to provide a diverse and comprehensive library.

HealthGate’s business may be adversely affected if the Company is not able to effectively protect its intellectual property rights. HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company’s “HealthGate,”  “CHOICE,” “MedGate,” “ReADER,” “activePress,” and its HealthGate logo trademarks in the United States. On February 12, 2002, HealthGate acquired the U.S. registered trademark for “The Natural Pharmacist.” On October 27, 2003, HealthGate acquired the U.S. registered trademarks for “EBMSolutions” and “EBMPact.” HealthGate has pending applications for “HealthGate OnSite,” and “The HealthGateWay.” Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. In order to limit unauthorized use of its intellectual property, HealthGate began conducting regular external Web audits in 2002. HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate’s proprietary rights to the same extent, as do the laws of the United States.

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

Recent regulations from the U.S. Department of Health and Human Services concerning The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) may impact how HealthGate collects data about its sites and reports this information to these sites. The Federal Trade Commission and government agencies in some states and countries have been investigating certain Internet companies regarding their use of personal information. Although HealthGate does not currently collect or use personal information, any additional regulations imposed to protect the privacy of Internet users may affect HealthGate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments. To minimize this risk, HealthGate maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds. In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. HealthGate limits its default risk by purchasing only investment grade securities. As of September 30, 2003, approximately $3,303,000 of the Company’s investments were in money market funds. Cash and cash equivalents were approximately $3,536,000 at September 30, 2003.

Item 4. Controls and Procedures

For several years HealthGate has had internal controls and disclosure procedures in place to ensure that HealthGate’s periodic reports as filed with the U.S. Securities and Exchange Commission are accurate. Following enactment of the Sarbanes-Oxley Act of 2002, HealthGate has focused on further improving and clarifying (including documenting) its disclosure controls and procedures. Among HealthGate’s disclosure controls and procedures are written certifications from employees at the end of each quarter, the adoption of a Code of Ethics for all senior financial employees, the establishment of a Disclosure Committee and written notice to all employees of their ability to make confidential reports to HealthGate’s counsel concerning HealthGate’s operations.

Management of HealthGate, including HealthGate’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HealthGate’s disclosure controls and procedures are effective. No changes occurred during the quarter ended September 30, 2003, that materially affected, or are reasonably likely to materially affected, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1   Rule 13a-14(a) Certification of William S. Reece, Chief Executive Officer

31.2   Rule 13a-14(a) Certification of Veronica Zsolcsak, Chief Financial Officer

32.1   Section 1350 Certification of William S. Reece, Chief Executive Officer

32.2   Section 1350 Certification of Veronica Zsolcsak, Chief Financial Officer

(b)          Reports on Form 8-K

On July 10, 2003, the Company filed a Current Report on Form 8-K announcing that the Company and PlanetGov had won a contract to support a Web portal project at the Department of Veterans Affairs.

On July 22, 2003, the Company filed a Current Report on Form 8-K that included a press release announcing results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.

Dated: November 7, 2003	By:	/s/ William S. Reece
William S. Reece
Chairman of the Board of Directors and
Chief Executive Officer

Dated: November 7, 2003	By:	/s/ Veronica Zsolcask
Veronica Zsolcsak
Chief Financial Officer