Form 10-K
period 2003-12-31
HEALTHGATE DATA CORP
filed 2004-03-30
CIK 1081630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
 Common Stock, par value $0.03 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $410,000 (based on the last sale price of the registrant's common stock on that date).

        The number of shares outstanding of the registrant's common stock as of March 16, 2004 was 5,469,700.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 2004 Annual Meeting of Shareholders is incorporated by reference into Part III.

Forward-Looking Statements

        This Annual Report on Form 10-K contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward-looking statements reflect management's current expectations, are based on many assumptions and are subject to certain risks and uncertainties, including among other things, HealthGate's ability to generate sufficient revenues; HealthGate's ability to sell its products and services and develop new products and services; HealthGate's ability to keep up with rapid technology developments in the electronic healthcare content industry; reliance on significant customers; unpredictability of quarter-to-quarter results; competition; the successful integration of the EBM Solutions business acquired in October, 2003; reliance on content providers, computer systems and software; and HealthGate's ability to retain key personnel. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the sections "Business—Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Investors should carefully review the risks described in this and the other documents the Company files from time to time with the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this Report on Form 10-K. HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

PART I

ITEM 1.    Business

  Overview

        HealthGate Data Corp. ("HealthGate" or the "Company") provides evidence-based decision support and risk containment solutions that help healthcare providers and payors improve quality, reduce variability of care and reduce costs. In conjunction with its Academic Medical Center Consortium comprised of Vanderbilt University Medical Center, Duke University Medical Center, Emory University Medical School and Oregon Health Sciences University, the Company creates clinical guidelines, order sets, and point of care tools that are based on clinical evidence. Additionally, HealthGate provides a suite of evidence-based patient education and consumer health content services that allow the patient to be an active participant in the delivery of their own care. These tools and content, when coupled with HealthGate's technology platform, can be integrated into a variety of healthcare information technology systems and accessed at the point of care.

        According to a study published by the National Committee for Quality Assurance ("NCQA") over 57,000 people die each year because they do not receive the appropriate healthcare. Additionally, the healthcare system's failure to treat just five conditions—asthma, depression, diabetes, heart disease and high blood pressure—is responsible for nearly 41 million sick days, costing American businesses approximately $11.5 billion in annual cost. The NCQA has identified five keys to closing the "quality gap":

  •
  Investment in technology and systems to support evidence-based care

  •
  Increased collaboration between healthcare professionals

  •
  Payment systems that reward excellence

  •
  More consumer engagement in provider selection and care decisions

  •
  Greater transparency, to allow consumers and others to see and compare quality information

        HealthGate is positioned to positively affect the implementation of these criteria and the way healthcare professionals and patients participate in the delivery of care. Successfully addressing these key issues may have a direct and significant positive impact on the economics of the Company's existing and prospective customers. HealthGate believes that it is creating solutions to address these issues and can provide measurable economic benefit to its customers. The Company's offerings also are designed to have a positive economic impact for its customers by potentially limiting professional liability through improved informed consent for specific procedures and by reducing variability of care. As medical malpractice costs continue to rise, the utilization of HealthGate's products may eliminate or reduce potential claims.

        As part of the Company's mission to improve healthcare quality, reduce costs, and reduce treatment variability, HealthGate has been improving existing products and developing new services and applications to better integrate the Company's content into its customers' organizations. On October 27, 2003, HealthGate acquired substantially all of the assets and selected liabilities of EBM Solutions, Inc. ("EBM Solutions"). Through this acquisition HealthGate acquired 115 evidence-based clinical guidelines and related intellectual property and technology.

        These clinical guidelines offer more than 10,000 electronic pages that bring together the latest evidence-based clinical information. This resource delivers online health management solutions for over 100 clinical conditions, disease states and certain medical topics including: Cardiology, Oncology/Hematology, Psychiatric/Mental Health, Endocrinology, Nephrology, Ophthalmology, Pulmonary, ENT (Ear, Nose, Throat), Neurology, Orthopedics, Urology, Gastroenterology, Ob/Gyn, and Pediatrics, as well as General Conditions and Wellness Care/Education. The guidelines are produced through a rigorous process that includes selection and resource identification, guideline development, and testing and publishing. Over 2,500 recommendations are graded according to the strength of the evidence and benefits of the recommended treatment.

        The guidelines are available in both clinical and consumer versions. Individual sections within the guidelines include: key points, decision tree, description, importance, causes, signs and symptoms, diagnosis, prevention and treatment, alternative therapy, prognosis, future approaches, references, and information about the author. As part of the Company's potential strategic expansion beyond patient education content, the Company plans for these clinical assets to serve as the foundation for additional potential decision support and risk containment offerings for HealthGate, such as:

  •
  Diagnostic Trees

  •
  Evidence-Based Supporting Web sites

  •
  Clinical Indicators

  •
  Medication Tables

  •
  Images and Diagrams

  •
  Scales, Inventories, & Assessments

  •
  Calculators

  •
  Interactive Health Outcome Surveys

  •
  Admission and Discharge Considerations

        HealthGate was incorporated under the laws of the State of Delaware in 1994. HealthGate's internet address is www.healthgate.com. Through its web site, HealthGate provides free access to its annual reports on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports.

        HealthGate has registered the trademarks "HealthGate," "CHOICE," "activePress" and the HealthGate logo in the United States. On February 12, 2002, HealthGate acquired the U.S. registered trademark "The Natural Pharmacist." On October 27, 2003, HealthGate acquired the U.S. registered trademarks for "EBMSolutions" and "EBMPact." HealthGate has pending applications for "HealthGate OnSite," and "The HealthGateWay." All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

HealthGate's Products and Services

Design Philosophy

        HealthGate focuses on producing solutions, content and tools that can work within a healthcare organization to improve quality, reduce variability of care and reduce costs. All of the Company's proprietary offerings are evidence-based and go through a rigorous editorial and medical review process.

        The Company has adapted its product offerings to make available both packages and individual content resources and tools to its customers. Since 1999, the Company has offered CHOICE Web site products, which offered clients a generalized selection of HealthGate's more popular content resources, and since 2001 has licensed content on an individual resource basis, which allows customers with specific needs or target groups to select only those content resources and databases that are desired for that customer's purposes or constituents.

        In 2003 the Company introduced the consumer Health Library, a pre-packaged offering which includes a broad spectrum of the Company's proprietary and licensed content resources. Additionally, in 2003, HealthGate launched both the content Centers of Excellence and the HealthGateWay newsletter creation tool. The Centers of Excellence are designed to efficiently organize and deliver health care information on specific topics, such as cardiology and oncology. The newsletter creation tool is a web based service that allows customers to quickly and easily publish an electronic newsletter using any of the HealthGate proprietary content they currently license.

        HealthGate primarily builds its electronic repository of professional and consumer health information by developing its own content in-house. This proprietary content is supplemented by acquiring copyrights to content from third parties and licensing content from other healthcare and medical information providers.

        At December 31, 2003, 74% of the Company's 35 distinct tools and content resources were proprietary to HealthGate. HealthGate is currently developing additional proprietary content that can further enhance the return on investment for its customers. HealthGate's content includes information that has been tagged using one of the standardized medical coding vocabularies. By using this standardized "language" for labeling information, it is faster and easier to pull together all information available on the given topic. The Company markets this tagged content to healthcare institutions and related healthcare organizations for use in a variety of clinical systems.

        HealthGate's proprietary content is written by in-house writers, editors or contract writers. All in-house staff writers have advanced degrees in public health, health communication, or a related field. Contract writers are either health care professionals with experience writing for a consumer audience, or they are writers holding advanced degrees in health journalism or related fields, as well as membership in either the American Medical Writers Association or the National Science Writers Association. All contract writers must submit a curriculum vitae, verification of professional membership(s), and an updated professional license (if appropriate) to HealthGate on an annual basis.

        HealthGate's evidence-based health content and tools reflects national clinical practice guidelines and undergoes a detailed, multi-layered review before it reaches customers. New content undergoes an initial review by HealthGate's editorial staff and is then sent on for medical review. The Company's Academic Medical Center Consortium, a consortium of premier academic medical centers with prominence for research achievements and academic innovations, combine their vast expertise to assist with the ongoing development and routine updates of evidence-based guidelines for physicians and patients. Each academic medical center has appointed an experienced physician to represent their institution on HealthGate's Clinical Advisory Committee. This committee, along with the Company's Medical Director and consultants, participates in the entire consumer education and clinical guideline development processes and medical review. The Academic Medical Center Consortium may supplement its medical review with outside specialists for review of certain procedure-based articles and fact sheets. In addition, existing content is reviewed by the HealthGate editorial staff on a scheduled basis, and is regularly sent out for appropriate medical or professional updates.

HealthGate Proprietary Tools (including acquired tools)

        HealthGate currently markets the following proprietary tools:

        Clinical Guidelines.    This resource delivers online health management solutions for 115 clinical conditions, disease states and certain medical topics. The guidelines are produced through a rigorous process that includes selection and resource identification, guideline development, and testing and publishing. The guidelines are available in both clinical and consumer versions. Individual sections include: key points, decision tree, description, importance, causes, signs and symptoms, diagnosis, prevention and treatment, alternative therapy, prognosis, future approaches, references, and information about the author. Customers may use the guidelines in various applications. For example, one payor customer determines, in part, physician reimbursement based on whether the physician based the patient's treatment on the clinical guidelines.

        Self-Assessment Tools.    This resource includes more than a dozen interactive calculators and health risk assessors available to calculate various measures of health and fitness. There are also links in these self-assessment tools to other HealthGate articles to find more specific information. For example, a person could calculate their ideal body weight and then link to articles on how to start an exercise program, or they could estimate their risk of breast cancer or cardiovascular disease and be immediately linked to relevant articles and resources.

HealthGate Proprietary Content (including acquired content)

        HealthGate currently markets the following proprietary content:

        Health Library.    HealthGate's consumer Health Library, introduced in 2003, is a pre-packaged offering that includes a broad spectrum of the Company's proprietary and licensed content resources, specifically: Conditions inBrief, Conditions inDepth, Conditions inFull, Procedures inBrief, Procedures inMotion, the suite of interactive tools (Self-Assessment Tools, as well as Anatomy and Condition Explorer), Journal Notes, as well as the Medical Dictionary and Drug Information licensed resources. The Health Library provides customers with a comprehensive package of in depth consumer health information.

        Centers of Excellence.    These centers allow the Company's customers to more efficiently organize and deliver health care information to their constituents on specific topics. HealthGate's customers can use these Centers of Excellence to match up with the bricks-and-mortar center of excellence concept, and cost-effectively provide their constituents with the most complete, timely, and accurate information available in that medical specialty. Centers of Excellence are organized in a consumer-friendly way and provide comprehensive collections of specialty-specific information, interactive tools, newsletters, and reports. These enable a healthcare organization to leverage relationships between departments and showcase its overall strengths and available services.

        In addition, there is space available in the Centers of Excellence for customers to showcase their own resources including services, department information, related programs, and contact and staff details. HealthGate currently offers Centers of Excellence in Cardiovascular Health, Oncology, and Complementary and Alternative Medicine.

        Conditions inBrief.    This resource includes 700-word fact sheets that describe more than 450 common diseases, conditions and injuries. This content covers topics ranging from acne to wrist sprains and is written with a target reading level of grade 9 or lower according to the Flesch-Kincaid Grade Level score. These fact sheets are reviewed regularly, dated and referenced. The Company also offers Spanish versions of approximately 200 of these fact sheets.

        Conditions inFull.    This content resource includes almost 50 "Specialty Centers" which provide information topic areas ranging from allergies to weight management. The "Specialty Centers" include additional relevant information from a variety of health resources, including government agencies and professional organizations. It integrates monographs, fact sheets, feature articles, resources, and other materials to provide content covering an overview of the condition in brief and in depth, associated diagnostic and surgical procedures, drug information, alternative therapies, and relevant medical news. Each "Specialty Center" contains between 20 to 100 articles.

        Conditions inDepth.    This series of articles explores over 100 common conditions in detail. These in-depth reports cover such topics as risk factors, signs and symptoms, diagnostic tests, treatment strategies and prevention. Included in this resource is Cancer inDepth launched in March 2003. This resource contains 21 detailed reports on the most common types of cancer and contains 7 treatment monographs. Each report thoroughly describes the cancer, its known causes, and whom it affects. The reports also discuss risk factors, screening tests, methods to reduce risk, the diagnostic process, prognosis, treatment options, questions to ask your doctor, online resources, and a first-person story on what it is like to live with that cancer. The monographs provide a thorough understanding of the main cancer treatment modalities including: biologic response modifiers, bone marrow transplantation, chemotherapy, hormonal agents, radiation therapy, and surgery, as well as medications to manage the side effects of cancer and its treatment.

        Procedures inBrief.    This resource includes 700-word fact sheets that describe approximately 130 of the most frequently performed diagnostic and surgical procedures in the United States, as determined by the Agency for Healthcare Research and Quality. This content covers topics ranging from abdominal surgery to ultrasound and is written with a target reading level of grade 9 or lower according to the Flesch-Kincaid Grade Level score. These fact sheets are reviewed regularly, dated and referenced.

        Procedures inMotion.    This resource contains instructive animations of some of the most common procedures in the following specialties: Anesthesiology, Cardiology, ENT (Ear, Nose and Throat), Gastroenterology, Laparoscopic General Surgeries, Neurology, Obstetrics, Oncology, Ophthalmology, Orthopedics, and Urology. Most animations are approximately 2.5 minutes in length and the data stream is highly compressed for rapid loading and viewing. Each animation is written for a consumer audience and includes professional voice-over with and without embedded written transcripts for the hearing impaired. A surgeon from each specialty reviews each script and final animation. These animations are fully integrated with HealthGate's Procedures inBrief fact sheets and uses QuickTime software.

        Health Features.    These feature magazine-style articles cover health topics that affect people throughout the life cycle. These articles are consumer-focused, evidence-based, and timely. These articles are written by HealthGate and medically reviewed. New articles are added regularly.

        Complementary and Alternative Medicine.    The Natural Pharmacist ("TNP") is a comprehensive evidence-based collection of alternative and natural health content for both consumers and healthcare professionals. TNP content is updated regularly and thoroughly referenced with the latest clinical and research studies to ensure the information is trustworthy and reliable. Its extensive coverage of herbs, dietary supplements and herb-drug interactions, as well as coverage of functional foods and homeopathy make it one of the leading sources of high quality information in the field of alternative and complementary medicine.

        Journal Notes.    This content resource consists of articles that seek to "make sense of medical news" by describing the latest clinical research from leading medical journals throughout the world in language the average person can understand. Each week HealthGate's medical writers and physicians review, evaluate, and comment on new research and findings from a variety of medical journals, and provide scientific background and context for the topic at hand. This information is placed in context for the consumer and suggestions are made on how this new medical information might be used.

        Anatomy Explorer.    This resource allows for interactive exploration of the entire body by region and system. It identifies all of the 206 bones and 639 muscles in the human body, and magnifies specific areas for better viewing.

        Condition Explorer.    This is an interactive content resource for obtaining health information on conditions pertaining to various regions of the body. It allows the user to choose an area of the body and links them to fact sheets on conditions that affect that body part. This is integrated with the Condition inBrief articles.

HealthGate Proprietary Tools Under Development

        Interactive Informed Consent.    This tool is a series of patient education tutorials being designed to supplement the informed consent process in provider organizations. These procedure-based modules will provide an educational experience to patients to ensure they have a thorough understanding of the procedure including preparation, recovery and risk factors. Each module will document the patient's understanding by recording results of interactive quizzes. The tutorials will use text, audio, and dynamic illustrations in Macromedia Flash format. The patient will be able to access the tutorials either on a tablet pc or over the Internet through a workstation.

Licensed Content and Tools

        This category includes well-known, independent and authoritative health and medical content and tools licensed from third parties by HealthGate for distribution to its customers. This content is typically peer-reviewed and many of the Company's licensed content resources are recognized by healthcare professionals and academia for their high quality. Resources in this category includes the following types of information and representative sources:

  •
  Patient education and consumer health content and tools, such as the Merriam-Webster's Medical Dictionary; the USP DI Volume II: Advice for the Patient from Micromedex; and WebMD's Personal Health Manager.

  •
  News products, including Reuters Health eLine, NewsRX and WebMD Medical News.

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

Other Products and Services

        The HealthGateWay newsletter.    This product makes use of a Web-based tool to create a customizable electronic newsletter that can combine HealthGate content articles with each customer's local news stories and features. A newsletter may be issued monthly or quarterly to members of a customer's outreach community so that they can be kept up-to-date on the latest medical and health information as well as updated on opportunities and services available from the healthcare organization sending out the newsletter. This product is an efficient, cost-effective, and timely way for an organization to market their services while serving as a constant reminder that these organizations are concerned about their constituents and want to improve their care.

        Prior to 2003, HealthGate chose to phase out some of the other products and services that it had previously offered. These former products and services included: (1) use of the HealthGate Web site as a consumer portal; (2) advertising and sponsorship; (3) the NBC Internet, Inc. ("NBCi") Web portal alliance and (4) activePress service for publishers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Technology

        HealthGate's technology consists of systems that are an integration of both internally-developed and commercially-available software programs. HealthGate's production Web server systems are hosted at an independent remote data center and run on Intel-based computers operating in Microsoft Windows 2000 system environments. The software and data storage architecture makes extensive use of .NET-compiled applications, Extensible Markup Language ("XML"), Extensible Stylesheet Language ("XSL") and relational databases. Platform stability is achieved by load-balancing traffic to the HealthGate servers and by architecting the servers with extensive system redundancy. System scalability is designed to be achieved by adding servers when load thresholds are passed using an architecture that uses a data-driven approach for product configuration and delivery flexibility.

        The Company's technology platform enhances HealthGate's proprietary content by managing and indexing metadata that includes standard data (such as dates, titles, and authors) and controlled medical vocabularies (such as CCS). This dynamic technology infrastructure enables HealthGate to meet the challenges of the evolving healthcare content industry and provides customers with greater levels of customization and flexibility.

        There are three specific areas of information technology development and maintenance that contribute to the Company's content and tools: (1) Content Normalization, (2) Content Enhancement, and (3) Content Delivery.

  Content Normalization

        HealthGate converts all text-based content files, regardless of original format, into a unified and consistent XML format. XML is a markup language used to identify text data structures within a document file. For example, all the words within a particular document are classified with an XML tagging structure. A data schema defines the XML tagging structure and all documents are validated to the schema as they are input to the content repository. Meta-information, or additional data that describes each document file, is retained in a relational database. Thus, HealthGate stores well-formed and validated XML and this "content normalization" process enables the Company to offer and flexibly deliver multiple product offerings with differing features, that use the same content files drawn from the same content repository.

  Content Enhancement

        HealthGate enhances its content repository by indexing the files in it with both a standard word-count-frequency search engine and with a standard medical vocabulary. Users can then access content files either by specifying a word or phrase query for a term that occurs somewhere in the body of the content or by associating exact, meaningful healthcare concepts to each documents' metadata. The full-text searching module enables users to access the repository without specific regard for the level of their expertise, knowledge of medical terms or detailed knowledge of the search command query language, whereas the use of standard vocabulary terms enables users to request specific content that clusters around an appropriate medical concept.

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

        HealthGate's XML-based healthcare content is customized and delivered so that it appears as a seamless component of the client's existing application and brand. This is accomplished using Extensible Stylesheet Language ("XSL") style sheets that HealthGate has developed to better render HealthGate's content to comply with each customer's own applications. Using a standard format for content articles and developing flexible style sheets has made it possible for HealthGate to generally deliver its current product offerings to a new client within one or two business days of signing an agreement. The Company's content can be delivered over the Internet to its customers in one of the following three ways:

        Web sites.    Hosted on HealthGate's servers, virtual portions of Web sites are built for each customer to host HealthGate's content in such a way as the pages of the virtual site can be readily integrated into the customer's own Web site. For many of the Company's customers, this is still the best approach for customers to present HealthGate's content to end-users. Some customers extend the integration of HealthGate content into their own Web site by using Hypertext Markup Language ("HTML") "Web scraping" techniques.

        HealthGate OnSite.    Developed in 2002, this File Transfer Protocol ("FTP") delivery method enables customers to download HealthGate's content files and host them on their own servers. This gives customers greater control over when and where HealthGate's content is placed on their Web sites and enables customers to specify and control their own site navigation and other features to further integrate HealthGate's content into their own sites.

        Web services.    In the Web services delivery model, a customer queries the HealthGate repository directly using Simple Object Access Protocol ("SOAP") or HTTP POST or HTTP GET and, as a result of the query, content in a native Extensible Markup Language ("XML") format, enriched with appropriate metadata, is passed directly from the repository to the customer's server where it is formatted for display or integrated in some other way to the customer's environment. This method can be used to give the customer extensive run-time control over the content and its display format.

Sales, Marketing and Customer Relationship Management

        HealthGate primarily uses its own direct sales force to sell its products and services. The sales force is organized according to assigned territories that are based on geography and target markets. An account management team is responsible for facilitating the sales process as well as sales support functions such as customer relationship management, sales engineering, customer and prospect database maintenance, and scheduling online product demonstration sessions and seminars with current and prospective customers.

        Although substantially all of HealthGate's revenues are generated by its own sales force, in the past HealthGate has had reseller and distributor agreements with Data General, GE Medical Systems and HCA-Information.

        HealthGate believes that customer service is an important factor in it being able to retain customers and attract new ones. The Company is therefore committed to providing high levels of service and support with its customer relationship management process. HealthGate is constantly seeking opportunities to repackage or repurpose existing assets as new products or services for its customers. The Company researches market trends, confers with health industry experts and thought leaders, and (by engaging with its customers) reviews competitive and complementary product offerings in order that it can be in a position to offer its customers the best available solutions.

        Each HealthGate customer works with a specific contact assigned from the account management team. This contact is initially responsible for assisting the customer in integrating tools and content licensed from HealthGate into its Web communications program or clinical applications. Following a successful implementation, the account manager continues to communicate with the customer for all subsequent day-to-day issues involving the HealthGate licensing relationship. This includes regular contacts with the customers to answer questions, report on outstanding issues and provide updates on the availability of new HealthGate content and tools.

        HealthGate distributes weekly and monthly e-mail newsletter publications to its customers. These newsletters include contemporary health and wellness information, highlighted customer case studies and the latest news (put into context) emerging from the field of study relating to evidence-based medicine. The Company believes that these newsletters enable its customers to quickly understand and integrate new initiatives into their Web-based communication and knowledge programs. HealthGate also participates in tradeshows, conferences and other venues in order to interact directly with potential and existing customers and partners.

        HealthGate's senior management team follows a systematic and on-going executive outreach program that has a foundation of regular scheduled visits to the Company's customers. This program involves engaging customers in a dialog about their businesses, their Web strategies, and their internal operational challenges. The primary focus of the program is for the Company to learn how it can help support a broad range of its customers' strategic and tactical needs. The program also enables the Company to validate the demand for its new product initiatives.

Competition

        The market for health content and Web services is intensely competitive and rapidly changing in the hospital marketplace. HealthGate competes, directly and indirectly, for customers, consumers, content and service providers and acquisition candidates with a variety of companies. Presently, HealthGate competitors include the following types of companies:

  •
  Health and medical print and electronic publishers targeting the healthcare enterprise such as StayWell, Healthwise, Health Ink & Vitality, and A.D.A.M.;

  •
  Healthcare consulting and Web development firms such as Greystone.net and Concept Communications;

  •
  Medical societies and publishers such as UpToDate.

        Some of HealthGate's competitors may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services; longer operating histories; greater brand recognition; and larger customer bases.

        The Company believes that the principal competitive factors in its target markets are comprehensiveness and quality of content and tools, value add and integration, pricing, quality of support and customer's ability to host content. See "—Risk Factors—HealthGate faces intense competition in licensing its electronic healthcare tools and content and it may not be able to compete effectively" on page 15.

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

        The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the "CAN-SPAM Act") took effect on January 1, 2004. The CAN-SPAM Act regulates the use of commercial electronic messages in the United States and provides for both civil and criminal penalties. HealthGate has taken steps to assure that its distribution of electronic newsletters on behalf of its clients complies with any applicable provisions of the CAN-SPAM Act.

        Internet user privacy has become an issue both in the United States and abroad. Recent regulations from the U.S. Department of Health and Human Services concerning The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") may impact how HealthGate collects data about certain customer sites that the Company hosts and reports this information to these customers. In addition, the Federal Trade Commission and government agencies in some states and countries have been investigating certain Internet companies regarding their use of personal information.

        HealthGate may require users to register to access some content resources including the Clinical Guidelines. The information collected may include full name, email address and a username and password selected by the user. The information is stored to remind users what password they selected. HealthGate may also use this information to determine registration date and last login date and report this information on an aggregate basis to third parties or applicable customers. HealthGate does not share any personally identifiable information with any third party. HealthGate does not collect or store personal health information. Any additional government regulations imposed to protect the privacy of Internet users may affect HealthGate.

        It may take years to determine the extent to which existing laws related to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet and for new laws to be adopted. Any new laws or regulations relating to the Internet, or the application or interpretation of existing laws, could slow the growth in the use of the Internet, decrease demand for HealthGate's products and services or otherwise materially adversely affect the Company's business. See "—Risk Factors—Government regulation of the Internet may result in increased costs of using the Internet, which could adversely affect HealthGate's business" on page 18.

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

        HealthGate also relies on a variety of technologies that are licensed from third parties, including database and Internet server software, which is used for HealthGate's Web sites to perform key functions. These third-party licenses may not be available on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements, interactive tools and other features until equivalent technology can be licensed or developed. See "—Risk Factors—HealthGate's business may be adversely affected if it is not able to effectively protect its intellectual property rights" on page 17.

Employees

        As of December 31, 2003, HealthGate had a total of 28 employees. Of these employees 14 serve in research and development, 8 in administration and 6 serve in sales and marketing. None of HealthGate's employees is represented by a labor union. The Company considers its relationship with its employees to be good.

Risk Factors

        HealthGate's business involves significant risks and uncertainties. HealthGate operates in a highly competitive and rapidly evolving electronic healthcare content industry. The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

        Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate's long-term viability and its ability to achieve its intended business objectives.    At December 31, 2003, the Company had $3,431,000 of cash and cash equivalents and negative working capital of $555,000, including deferred revenue of $2,084,000. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the twelve months ended December 31, 2003, the Company incurred a net loss of $1,390,000 and negative cash flows from operations of $1,104,000. Additionally, as of December 31, 2003, the Company had an accumulated deficit of $99,556,000.

        HealthGate continues to take actions to reduce operating cash outflows. These actions include settling commissions owed under development and distribution agreements in 2002 and 2003, workforce reductions in 2001, 2002 and 2003 and amending or canceling several content arrangements in 2001, 2002 and 2003. Other cost savings were made possible through process improvements, development of additional proprietary content and focusing on content sales and services. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

        The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of existing and new content service offerings, and continued cost containment. Based on the Company's current forecasted cash flows and its cash and cash equivalents on hand, the Company currently anticipates its cash resources will be sufficient to finance its operations for at least the next twelve months. The Company's future beyond the next twelve months is dependent on its ability to maintain break-even or positive cash flow, or raise additional financing. The Company may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. The Company may be required to raise additional funds through private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to the Company, or at all.

        The success of the Company's business will depend on HealthGate's ability to sell its current tools and content products and develop new products.    HealthGate licenses access to content and tools on an individual resource basis so that customers can choose specific content elements that meet their needs. HealthGate also generates revenue from customers who license HealthGate's content on a pre-packaged basis, such as the Company's Health Library and the CHOICE Web site products, which offer customers a generalized selection of HealthGate's more popular tools content resources. During 2002, HealthGate released HealthGate OnSite™ which enables customers to download HealthGate's content files and host them on their own servers. In March 2003, HealthGate released The HealthGateWayTM, a web-based newsletter tool that allows customers to publish a customized electronic newsletter integrating the content they license from HealthGate with the customer's local news stories and features. In October, 2003 the Company acquired Clinical Guidelines from EBM Solutions. The Company believes that these products will allow HealthGate's customers to provide their patients with complete, consistent and up-to-date healthcare information. These and other future new product initiatives involve some initial investment with no assurance of success.

        A key element of the Company's strategy is to continue sales and licensing into the hospital market as well as to expand sales and licensing into other healthcare markets, such as payors and pharmaceutical companies, and to continue entering into agreements with print publishers. HealthGate continually evaluates its products and services and looks to develop new products and services that meet the needs of its customers. HealthGate's ability to sell its existing products and services and develop new products and services is necessary for the Company to increase its sales and licensing. If HealthGate is unable to increase sales and licensing, the Company's business prospects, results of operations and the market price of the Company's common stock could be adversely affected.

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

        A significant portion of HealthGate's revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company's business unless the Company finds other significant customers.    Historically, HealthGate has generated a substantial portion of its revenue from a few customers. In the twelve months ended December 31, 2003, one customer, HCA-Information, accounted for 18% of the Company's total revenue. HealthGate was a subcontractor under two different contracts with two different government agencies, through the same prime contractor. Total revenue from this prime contractor represented 10% of total revenue in the year ended December 31, 2003.

        In October 2002, HealthGate and HCA-Information entered into a new agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement.

        An agreement with a customer that represented 8% of revenue for the twelve months ended December 31, 2002 terminated in January 2003.

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

        HealthGate faces intense competition in licensing its electronic tools and content and may not be able to compete effectively.    The market for healthcare content products and services is intensely competitive and rapidly changing. With only moderate barriers to entry in a rapidly evolving industry, there are now several content providers offering users similar healthcare tools and content, products and services, and there are many other companies that provide general healthcare content. The Company expects that competition will continue to grow. HealthGate competes, directly and indirectly, for customers, consumers, content and service providers, and acquisition candidates with other electronic healthcare content companies. Some of the Company's competitors may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services, longer operating histories, greater brand recognition and larger customer bases.

        HealthGate is not current in its filings with the Securities and Exchange Commission.    As indicated on the cover page of this Annual Report on Form 10-K, HealthGate has not filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Despite HealthGate's good faith efforts, due to the lack of documentation concerning EBM Solutions' financial operations prior to its acquisition by HealthGate, HealthGate was unable to provide audited historical financial statements of EBM Solutions and related pro forma information in an amendment to Form 8-K that was due to be filed with the Securities and Exchange Commission on or before January 12, 2004. Although certain financial information about EBM Solutions is contained in HealthGate's audited financial statements for the year ended December 31, 2003, such information does not satisfy the requirements of Form 8-K. As a result of the failure to file the historical EBM Solutions financial statements and related pro forma information as required by SEC Form 8-K, HealthGate is not eligible to use SEC Forms S-2 or S-3, the SEC will not declare effective any HealthGate registration statements and HealthGate may not make offerings under Rules 505 and 506 of Regulation D where any purchasers are not accredited investors (as defined in Rule 501(a)). Accordingly, HealthGate's ability to have public offerings of shares of its stock or have offerings of its shares of stock to unaccredited investors under Regulation D will be limited.

        The performance of HealthGate's Web sites and computer systems is critical to its business and the business will suffer if the Company experiences system failures.    The performance of HealthGate's Web

sites and computer systems is critical to the Company's reputation and ability to attract and retain customers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which may contain undetected errors or failures when introduced into the Company's existing systems. HealthGate experienced a minor unscheduled service interruption of approximately 4 hours in 1998 and a minor unscheduled service interruption of approximately 1 hour in 2002. These interruptions represent 0.05% and 0.01%, respectively, of the service time for each of those years. In April 2001, HealthGate's activePress service experienced an unscheduled service interruption of approximately six hours. The Company cannot guarantee that it will not experience more significant service interruptions in the future. The Company is also dependent upon Web browsers and Internet service providers to provide Internet users access to its Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. The Company also depends on certain information providers to deliver information and data feeds to it on a timely basis. HealthGate Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of the Company's content or an increase in response time on the Company's Web sites could cause it to lose potential or existing users, customers, advertisers or subscribers and could result in damage to its reputation or a decline in the Company's stock price.

        Since March 1999, HealthGate has housed all of the Company's central computer facility servers at an independent Internet Data Center in Waltham, Massachusetts presently operated by Cable & Wireless. HealthGate does not presently maintain fully redundant systems at separate locations, so the Company's operations depend on Cable & Wireless' ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Cable & Wireless provides comprehensive facilities management services, including human and technical monitoring of all production servers, Cable & Wireless does not guarantee that HealthGate's Internet access will be uninterrupted, error-free or secure. Cable & Wireless has received US Bankruptcy Court approval for the proposed sale of its hosting and IP solutions assets to SAVVIS Communications Corporation. The sale transaction is expected to close during 2004. HealthGate does not anticipate any service disruption as a result of this transaction.

        HealthGate has also developed a disaster recovery plan to respond to system failures. HealthGate cannot guarantee that its disaster recovery plan is capable of being implemented successfully. HealthGate cannot guarantee that the Company's insurance will be adequate to compensate it for all losses that may occur as a result of any system failure.

        HealthGate's business prospects may suffer if it is not able to successfully retain key personnel.    HealthGate had 28 employees as of December 31, 2003. HealthGate's future success depends on the Company's ability to retain, train and motivate existing employees, and to identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. The Company cannot guarantee that it will be able to retain or attract skilled personnel.

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

        HealthGate's business depends on its ability to provide a comprehensive library of healthcare information.    A significant portion of HealthGate's content and tools is proprietary. HealthGate licenses the rest of its content from third parties. Although these licenses have an initial term of one year and are renewable, they are generally non-exclusive and a number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. Although HealthGate currently considers its relationships with its third party content vendors to be good, the Company cannot guarantee that it will be able to continue to license its present content or be able to develop or license sufficient additional content to provide a diverse and comprehensive library.

        HealthGate's business may be adversely affected if the Company is not able to effectively protect its intellectual property rights.    HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company's "HealthGate," "CHOICE," "activePress," and its HealthGate logo trademarks in the United States. On February 12, 2002, HealthGate acquired the U.S. registered trademark for "The Natural Pharmacist." On October 27, 2003, HealthGate acquired the U.S. registered trademarks for "EBMSolutions" and "EBMPact." HealthGate has pending applications for "HealthGate OnSite," and "The HealthGateWay." Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. In order to limit unauthorized use of its intellectual property, HealthGate began conducting regular external Web audits in 2002. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate's proprietary rights to the same extent, as do the laws of the United States.

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

        Tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and HealthGate.    Tax authorities on the federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject HealthGate to additional state sales, income and other taxes. In November 2001, the federal law that placed a temporary moratorium on certain types of taxation on Internet commerce was extended through and expired in November 2003. Bills have been proposed in both the United States House of Representatives and Senate to extend the moratorium on taxation. HealthGate cannot predict whether such bills will become law or the effect of current attempts at taxing or regulating commerce over the Internet. It is also possible that the governments of other states and foreign countries also might attempt to regulate HealthGate's transmission of content. Any new legislation, regulation or application or interpretation of existing laws would likely increase HealthGate's cost of doing business and may adversely affect its results of operations and the market price of the Company's common stock.

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

        As part of the acquisition of certain assets and liabilities of EBM Solutions, HealthGate assumed approximately 3,633 square feet of office space in Brentwood, Tennessee under a lease which expires in October, 2006.

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

        From time to time HealthGate becomes the subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at December 31, 2003 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding HealthGate's executive officers as of March 15, 2004.

Name	Age	Position
William S. Reece	38	Chairman of the Board of Directors, President and Chief Executive Officer
Veronica Zsolcsak	53	Chief Financial Officer, Treasurer and Secretary
Paul L. Harman	47	Vice President, Business Development

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

        Paul L. Harman joined HealthGate in 1997 and has held several titles and positions, including Managing Director, HealthGate Europe Ltd. (1997 to 1999), Vice President, activePress (1999 to 2000), Vice President, Information Technology and Software Development (2000 to 2003), and Vice President, Business Development (beginning in January 2004). Prior to joining HealthGate, Mr. Harman had six years experience in the medical publishing industry, including serving as Managing Director for Compact Information Ltd (UK) (owned by Blackwell Science Ltd.) from 1994 to 1997 and as International Sales Director for Adonis BV (Netherlands) from 1991 to 1994. Prior to that Mr. Harman worked for Sony Corporation as a Corporate Planning Manager in Sony's European Headquarters (from 1990 to 1991) and for The Harper Group (from 1979 to 1990) developing on-line software for the international freight forwarding and logistics industry.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        HealthGate's common stock was traded on the NASDAQ National Market from January 26, 2000 through May 23, 2002 under the symbol HGAT. Beginning May 24, 2002, HealthGate's common stock began trading on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "HGAT." The table below shows the high and low sales prices per share for the shares of common stock on the NASDAQ National Market and OTCBB, as applicable, for the calendar quarters indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2002	HIGH	LOW
First Quarter	$0.83	$0.40
Second Quarter	$0.53	$0.12
Third Quarter	$0.25	$0.06
Fourth Quarter	$0.14	$0.04
2003	HIGH	LOW
First Quarter	$0.10	$0.04
Second Quarter	$0.18	$0.06
Third Quarter	$0.52	$0.15
Fourth Quarter	$1.01	$0.30

        On March 16, 2004, the closing sale price of HealthGate's common stock, as quoted on the OTCBB, was $0.60 per share.

        On March 16, 2004, there were 79 holders of record of HealthGate's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to accurately estimate the total number of beneficial stockholders represented by these record holders.

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

        The following table gives information about stock options under the 1994 Plan as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	1,099,187	$0.50	202,647
Equity compensation plans not approved by security holders(2)	—		—

Total	1,099,187		202,647

(1)
Stock options under the 1994 Plan.

(2)
Excludes warrants issued to EBM Solutions and Duke University Medical Center. See "Recent Sales of Unregistered Securities," below, for a discussion of these warrants.

Recent Sales of Unregistered Securities

        During the quarter ended December 31, 2003, HealthGate sold the following shares of its common stock, which were not registered under the Securities Act at the time of issuance. No underwriter was involved in the transactions.

        On October 27, 2003, as consideration for substantially all the assets of EBM Solutions, HealthGate issued 752,048 shares of its common stock to EBM Solutions and issued to EBM Solutions a warrant for an additional 333,333 shares of HealthGate's common stock. The warrant expires on April 27, 2005 and the exercise price per share under the warrant is $1.20. These shares of common stock were not registered under the Securities Act at the time of sale and issuance in reliance upon the exemption contained in Section 4(2) of the Securities Act and Rule 506 for transactions by an issuer not involving a public offering.

        Also on October 27, 2003, HealthGate issued an aggregate 333,333 shares of its common stock to five accredited investors who were also stockholders of EBM Solutions at a per share price of $1.20. These shares were not registered under the Securities Act at the time of sale and issuance in reliance upon the exemptions contained in Section 4(2) of the Securities Act and Rule 506 for transactions by an issuer not involving a public offering.

        On October 27, 2003, HealthGate issued a warrant for 30,000 shares of HealthGate's common stock to Duke University Medical Center in connection with their continued participation in the Academic Medical Center Consortium. The warrant expires on April 27, 2005 and the exercise price per share under the warrant is $1.20. Neither the warrant nor the shares issuable under the warrant have been registered under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

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

        The funds from the initial public offering and a $400,000 private placement closed in October, 2003 have been the principal source of liquidity for HealthGate during the year ended December 31, 2003 and were used to fund operating losses and make capital expenditures as described in the financial statements included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        No repurchase of HealthGate's equity securities were made by HealthGate during the fourth quarter of 2003.

ITEM 6.    Selected Consolidated Financial Data

        The selected consolidated financial data set forth below should be read in conjunction with HealthGate's financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2001, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002 and 2003, is derived from and qualified by reference to the audited financial statements included elsewhere in this filing. The consolidated statement of operations data for the years ended December 31, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999, 2000 and 2001 is derived from the Company's audited financial statements that do not appear in this filing. The historical results are not necessarily indicative of the results to be expected in the future.

	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$2,651	$6,972	$8,650	$6,193	$6,060
Total costs and expenses	18,941	53,626	19,370	10,823	8,555

Loss from operations	(16,290)	(46,654)	(10,720)	(4,630)	(2,495)
Net loss	(16,732)	(49,534)	(8,160)	(4,435)	(1,390)
Net loss attributable to common stockholders	(25,469)	(49,640)	(8,160)	(4,435)	(1,390)
Basic and diluted net loss per share attributable to common stockholders	$(16.39)	$(8.87)	$(1.36)	$(0.74)	$(0.27)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	1,554	5,594	6,006	6,015	5,085
Consolidated Balance Sheet Data:
Cash and cash equivalents	$579	$4,594	$8,589	$4,449	$3,431
Marketable securities	—	10,305	—	—	—
Total assets	27,163	26,967	13,619	6,893	5,079
Long-term debt and capital lease obligations	1,957	220	6	—	—
Redeemable convertible preferred stock	15,627	—	—	—	—
Stockholders' equity	$1,801	$13,608	$5,642	$1,217	$524

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

Overview

        HealthGate Data Corp. ("HealthGate" or the "Company") provides evidence-based decision support and risk containment solutions including clinical guidelines, order sets and point of care tools that help healthcare providers and payors improve quality, reduce variability of care and reduce costs. Additionally, HealthGate provides a suite of evidence-based patient education and consumer health content services that allow patients to be active participants in the delivery of their own care. These tools and content, when coupled with HealthGate's technology platform, can be integrated into a variety of healthcare information technology systems and accessed at the point of care.

        On October 27, 2003, HealthGate acquired substantially all of the assets and certain liabilities of privately-held EBM Solutions, Inc. ("EBM Solutions"), a provider of evidence-based medical guidelines and care management applications. In conjunction with the acquisition, HealthGate issued to EBM Solutions 752,048 shares of HealthGate's common stock and a warrant to purchase an additional 333,333 shares of HealthGate's common stock with an exercise price of $1.20 per HealthGate share. In connection with the acquisition, certain stockholders of EBM Solutions purchased from HealthGate 333,333 shares of HealthGate common stock for $1.20 per share. HealthGate recorded the acquisition pursuant to the purchase accounting provisions of Statement of Financial Accounting Standards No. 141.

        HealthGate's management believes it has developed a scalable and sustainable business model. Investors should not use the Company's past results as a basis to predict future performance. The Company intends to continue to invest in its tools and content. The Company plans to manage its expenses in line with its revenue. However, HealthGate cannot assure investors that it will achieve significant revenue or profitability or, if significant revenue or profitability is achieved, that the Company will be able to sustain them.

        At December 31, 2003, the Company had $3,431,000 of cash and cash equivalents and $555,000 of negative working capital, including $2,084,000 of deferred revenue. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 2001, 2002 and 2003, the Company incurred net losses of $8,160,000, $4,435,000 and $1,390,000, respectively, and negative cash flows from operations of $5,380,000, $3,309,000 and $1,104,000, respectively. Additionally, as of December 31, 2003, the Company had an accumulated deficit of $99,556,000.

        The Company has taken numerous actions to reduce substantially operating cash outflows. These actions included terminating the Company's agreement with NBC Internet, Inc. ("NBCi") in 2001, settling commissions owed under development and distribution agreements in 2002 and 2003, workforce reductions in 2001, 2002 and 2003, and amending or canceling several content arrangements in 2001, 2002 and 2003. Management believes that these actions have not impaired the Company's ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

        Based on HealthGate's forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations through 2004. The Company's future beyond 2004 is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

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

        The following critical accounting policies and significant judgments and estimates were used in the preparation of HealthGate's consolidated financial statements:

        Revenue Recognition.    HealthGate primarily derives revenue from licensing access to its content and tools. In 2002, HealthGate began entering into publishing agreements with print publishers. Prior to 2003, HealthGate also generated revenue from providing activePress™ services, online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. HealthGate chose to phase out its advertising, sponsorship and e-commerce offerings in November 2000. Accordingly, there is limited revenue from these activities in 2001 and 2002, and no revenue from these activities in 2003. HealthGate's activePress agreement with Blackwell Science terminated in January 2002. HealthGate no longer provides activePress services.

        HealthGate records revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For those arrangements entered into before July 1999, in which HealthGate guaranteed advertising commissions to the customer, HealthGate recorded fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees were recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, was recognized as revenue ratably over the term of the underlying agreement. For those 1999 arrangements in which HealthGate guaranteed advertising and sponsorship commissions in excess of the fees paid by the customer, the excess was recorded as expense upon signing the agreement. HealthGate entered into these types of guaranteed advertising arrangements for promotional purposes to establish the CHOICE Web site product but, beginning in July 1999, discontinued the use of these arrangements. HealthGate no longer offers advertising guarantees to its customers. The last of these arrangements expired in 2002. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate's past collections experience, the customer's payment history and evaluation of the customer's financial condition. If collection is not deemed probable, revenue recognition does not begin until cash is received.

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

        Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted. As a result, HealthGate has reclassified $717,000 and $598,000 and $0 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc., an affiliate of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation, in November 1999 from expense to a reduction in revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments. If HealthGate reached different conclusions, reported revenues could have been materially different.

        In November 1999, HealthGate entered into a three year development agreement with Columbia Information Systems, Inc., now known as HCA-Information Technology & Services, Inc. ("HCA-Information"), a subsidiary of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation ("HCA"), to design, develop and maintain customized, co-branded CHOICE Web sites for up to 280 HCA hospitals and affiliates. The 1999 agreement provided for an annual license fee of $3,500,000 to be paid by HCA-Information for all products and services that HealthGate provided under the agreement. HealthGate began delivering customized co-branded CHOICE Web sites pursuant to this agreement in December 1999.

        In March 2001, HealthGate and HCA-Information amended the development agreement. The term of the amended agreement was from March 2001 to November 2002 and called for HCA-Information to pay license fees to HealthGate of approximately $1,417,000 in both 2001 and 2002. The amendment significantly reduced the content and services that were made available to HCA-Information and increased the maximum number of authorized entities covered to 330. The annual license fees from this agreement were recognized ratably over the term of the amended agreement.

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement. As of December 31, 2003, the Company was providing access to its content to 265 authorized entities under this agreement.

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

        Software Development and Content Development Costs.    Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes certain costs, primarily internal labor, incurred during the application development stage of software developed for internal use. These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended purpose. For the year ended December 31, 2001, amortization of software development costs was $494,000. During the year ended December 31, 2001, development costs totaling $787,000 were capitalized relating to the Company's Project Intellect strategic initiative. During 2002, an additional $66,000 of software development costs were capitalized relating to this project. This software was placed in service during 2002 and was amortized to cost of revenue over the estimated one-year life of the software. During the year ended December 31, 2002, development costs relating to two other projects were capitalized for $50,000 and $29,000. These software projects were completed during 2002, and the Company amortized these costs into cost of revenue on a straight-line basis over the estimated one-year life of the underlying software. Amortization of capitalized software for the year ended December 31, 2002 totaled approximately $665,000. During the year ended December 31, 2003, development costs relating to three projects were capitalized for $65,000. These software projects were completed during 2003, and the Company began amortizing these costs into cost of revenue on a straight-line basis over the estimated one-year life of the underlying software. In addition, in 2003, development costs related to two other projects were capitalized for $60,000 and $22,000. These projects are expected to be placed in service during in the first half of 2004 and will be amortized over the expected one-year life. Amortization of capitalized software for the year ended December 31, 2003 totaled approximately $308,000. HealthGate has made significant judgments in estimating the useful life of the capitalized software to be one year. Operating results would be materially different if a different useful life were used.

        Costs incurred in the research and development of HealthGate's tools and content, except for certain software development costs as described above, are expensed as incurred. The cost to develop proprietary tools and content and update existing tools and content is expensed as research and development costs in the period the costs are incurred. Operating results would be materially different if such costs were capitalized and amortized over the expected benefit period.

        Lease Exit Costs.    HealthGate leases approximately 32,000 square feet of office space under a lease that expires in June 2005. HealthGate's annual cost for this space is approximately $28 per square foot per year. During the fourth quarter of 2001, the Company committed to an exit plan to vacate approximately 20,000 square feet of excess space at its headquarters building, and began negotiating a sublease for a portion of this excess space that was finalized in February 2002. This first sublease was initially for approximately 10,800 square feet. Prior to its early termination, this first sublease was for the remaining term of HealthGate's lease with its landlord. As a result, HealthGate recorded a charge of $1,880,000 for lease exit costs in 2001.

        For purposes of calculating exit costs, HealthGate included the difference between the rate the Company is currently obligated to pay and the rate that the subtenant agreed to pay for the space it is renting. The Company also included an impairment of leasehold improvements on the space being vacated, taxes and utilities related to the subleased space. HealthGate also estimated the amount of sublease payments that will ultimately be collected. Additionally, HealthGate assumed that it would not be able to locate a subtenant for its remaining unused space and included the rent expense for that space for the remainder of the lease. HealthGate's charge also included the estimated cost of building out the space for its subtenant and legal and professional costs of completing the sublease.

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

        During the quarter ended June 30, 2003, the Company's first subtenant defaulted on the sublease. As a result, the Company reevaluated the assumptions underlying the accrual and recorded additional lease exit costs of approximately $106,000 in the quarter ended June 30, 2003.

        During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company's excess space for the remaining term of HealthGate's office lease. As a result, the Company reevaluated the assumptions underlying the accrual. This analysis included significant estimates including the amount of rent that HealthGate believes will ultimately be collectible based on the new subtenant's limited operating history and current operating performance. This analysis resulted in a reduction in HealthGate's estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003. Total lease exit costs were $77,000 for the year ended December 31, 2003.

        Acquisition of EBM Solutions.    On October 27, 2003, HealthGate acquired substantially all the assets and certain liabilities of EBM Solutions, a Delaware corporation, pursuant to an Asset Purchase Agreement dated October 3, 2003.

        Total consideration given by HealthGate consisted of 752,048 shares of HealthGate's common stock valued $0.69 per share based on the average market price of HealthGate's common stock on the OTCBB for the three days preceding and the three days succeeding the announcement of the proposed transaction, for a total value of $519,000. HealthGate also issued a warrant to EBM Solutions to purchase an additional 333,333 shares of HealthGate common stock at a price of $1.20 per share. The fair value of this warrant was determined to be $74,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. In connection with the acquisition, certain investors in EBM Solutions also purchased 333,333 shares of unregistered stock of HealthGate on the date of the closing of this transaction at a price per share of $1.20. These shares were valued at $233,000, using the closing price of HealthGate's common stock on the OTCBB on the date on which the shares were purchased. A warrant to purchase 30,000 shares of HealthGate's common stock at a price of $1.20 per share was also issued to a member of the Academic Medical Center Consortium in connection with this transaction. The fair value of this warrant was determined to be $7,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. HealthGate also incurred certain direct transaction costs in connection with this transaction of approximately $127,000. Based on these assumptions, total consideration was calculated to be approximately $960,000.

        In accordance with the provisions of SFAS No. 141, the purchase price was allocated to the net assets acquired based on their value at the date of acquisition. HealthGate received approximately $504,000 in cash, including $400,000 of proceeds from the purchase of 333,333 shares of HealthGate's common stock by certain investors in EBM Solutions. Approximately $190,000 of the purchase price was allocated to accounts receivable based on HealthGate's estimate of the net realizable value of the receivables acquired from EBM Solutions. HealthGate also examined the fixed assets acquired as part of the transaction, and assigned them a value of approximately $13,000. HealthGate also assumed approximately $245,000 in liabilities for accounts payable and accrued expenses in connection with this transaction, and approximately $267,000 in deferred revenue for liability to perform under EBM

Solutions' contracts. The values assigned to these liabilities were based on the amounts and nature of liabilities as described in the Asset Purchase Agreement.

        With the assistance of an independent valuation company, HealthGate identified and valued the intangible assets acquired as part of this transaction. Those intangible assets were determined to be purchased tools and content, customer contracts and technology assets.

        Purchased content, which consists of the medical guidelines developed by EBM Solutions, was valued at approximately $173,000 using the income approach. This valuation required HealthGate to estimate the future revenue stream from these guidelines, the direct expenses to obtain and support that revenue stream and the anticipated rate of attrition of that revenue. All future net cash flows were then discounted and tax effected to arrive at a valuation as of the closing date of the transaction. HealthGate estimated the useful life of the purchased content to be four years and is amortizing the cost based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the remaining estimated life of the product.

        Customer contracts, which consist of the estimated fair value of EBM Solutions' customer relationships, were valued at approximately $212,000 using the income approach. This valuation required HealthGate to estimate the future revenue stream from these customers, the direct expenses to fulfill the service obligations to those customers and anticipated rate of attrition for those customer contracts. All future net cash flows were then discounted and tax effected to arrive at a valuation as of the closing date of the transaction. HealthGate estimated the useful life of the customer contracts to be four years and is amortizing the cost based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the remaining estimated life of the product.

        Technology assets, which consist of the application development and implementation costs incurred by EBM Solutions to create their content management tools, were valued at approximately $149,000 using a replacement cost methodology. HealthGate estimated the useful life of the technology assets to be three months and amortized these costs into cost of revenue over three months on a straight-line basis. The useful life of this asset was determined by the amount of time it took HealthGate to transition the EBM Solutions' customers onto HealthGate's technology platform.

        The resulting difference between the consideration given to acquire the EBM Solutions net assets and the identified tangible and intangible net assets acquired was recorded as goodwill in the amount of $231,000. This value will not be amortized, but rather will be evaluated on at least an annual basis for impairment.

        Identifying and valuing assets in accordance with SFAS 141 requires certain judgments and estimates including assumptions about future revenues, future expenses, future tax rates and appropriate discount rates. Valuing the warrants included in the purchase price also required certain significant judgments and estimates, including the term, volatility and interest rates that were used in the Black-Scholes valuation model. If different assumptions and estimates had been made, the values arrived at may have been significantly different.

        Despite HealthGate's good faith efforts, due to a lack of reliable, historical documentation concerning EBM Solutions' financial operations prior to its acquisition by HealthGate, HealthGate is unable to provide pro forma information regarding results of operations for the years ended December 31, 2002 and 2003.

Results of Operations

Comparison of Year Ended December 31, 2003 with Year Ended December 31, 2002

Revenue

        Total revenue was $6,060,000 for the year ended December 31, 2003 compared to $6,193,000 for the year ended December 31, 2002, a decrease of $133,000 or 2%. This decrease is primarily as a result of the termination in January 2003 of an agreement with a customer that represented 8% of revenue for the year ended December 31, 2002 and the expiration of a contract with Blackwell Science, which were partially offset by new business and $67,000 of revenue from customers acquired from EBM Solutions.

        In the year ended December 31, 2003, one customer, HCA-Information, represented 18% of total revenue. HealthGate was a subcontractor under two different contracts with two different government agencies, through the same prime contractor. Total revenue from this prime contractor represented 10% of total revenue in the year ended December 31, 2003. In the year ended December 31, 2002, one customer, HCA-Information, represented 16% of total revenue. No other customer represents more than 10% of total revenue.

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement.

        For the year ended December 31, 2003, net related party revenue was $2,500 from Vanderbilt University Medical Center. For the year ended December 31, 2002, related party revenue was $138,000 from Blackwell Science. HealthGate's agreement with Blackwell Science for activePress services terminated in January 2002.

        HealthGate expects that its future near term revenue will primarily be derived from licensing content and tools.

  Costs and Expenses

        Cost of Revenue.    Cost of revenue consists primarily of costs involved with providing services, royalties associated with licensed content, related equipment and software costs, as well as amortization of acquired intangible assets. Cost of revenue decreased to $2,524,000 for the year ended December 31, 2003 from $2,779,000 for the year ended December 31, 2002. This decrease is primarily due to completion of amortization and depreciation related to capitalized development projects, software licenses and computer equipment. The Company also reduced costs related to contract writers due to completion of proprietary content projects as well as a rate reduction and credits from a hosting service provider of approximately $38,000. These savings are partially offset by increases of approximately $292,000 in royalties related to expansion of customer contracts and $115,000 of amortization of the intangible assets acquired from EBM Solutions. As a percentage of total revenue, cost of revenue decreased from 45% for the year ended December 31, 2002 to 42% for the year ended December 31, 2003. The Company believes it may initially experience some increase in cost of revenue as a percentage of total revenue in 2004 as a result of amortization of intangible assets associated with the EBM Solutions acquisition in the fourth quarter of 2003.

        Research and Development.    Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's service offerings. Research and development expenses decreased to $1,944,000 for the year ended December 31, 2003 from $2,424,000 for the year ended December 31, 2002 due primarily to savings in salaries and related costs for technical and development personnel and consultants made possible through operating efficiencies. In the fourth quarter of 2003, approximately $102,000 of compensation-related expenses were accrued for severance benefits. During the year ended December 31, 2002, software development costs totaling $146,000 were capitalized and placed in service in 2002. These costs were amortized into cost of revenue over the one-year estimated life of the related software. During the year ended December 31, 2003, software development costs totaling $147,000 related to five projects were capitalized. Of the five projects, three were placed in service during 2003 and two projects are expected to be complete and ready for their intended use in 2004. These costs are being amortized into cost of revenue over the one-year estimated life of the related software. The Company expects that it will experience minimal increases in its research and development expenses in 2004 due to scalability of its current product offerings and the continuation of cost controls.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses decreased to $1,055,000 for the year ended December 31, 2003 from $1,460,000 for the year ended December 31, 2002. The decrease of 28% was primarily due to savings in salaries and related costs for sales management personnel and completion of amortization of software licenses and equipment, as well as savings of approximately $220,000 in commission expense related to a settlement agreement executed in February 2003.

        General and Administrative.    General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses decreased 29% to $2,955,000 for the year ended December 31, 2003 from $4,161,000 for the year ended December 31, 2002. This decrease is primarily due to a combination of completion of amortization and depreciation of software licenses, furniture, and computer equipment of $210,000, and cost containment measures that resulted in savings in compensation, recruiting, travel and hosting services of approximately $517,000, as well as lower investor relations, tax, legal and insurance expenses in 2003. Included in the 2003 expenses is approximately $61,000 of audit fees expensed for the attempted audit of EBM Solutions. The Company expects general and administrative expenses to decrease in 2004, primarily due to lower amortization and depreciation.

        Lease Exit Costs.    During the fourth quarter of 2001, the Company committed to an exit plan to vacate certain excess space at its headquarters building and in February 2002 began subleasing a portion of the excess space. The results of operations for the year ended December 31, 2002 do not include any adjustment to the lease exit costs.

        During the quarter ended June 30, 2003, the Company's first subtenant defaulted on the sublease. Consequently, the Company reevaluated the assumptions underlying the accrual and recorded additional lease exit costs of approximately $106,000. During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company's excess space for the remaining term of HealthGate's office lease. As a result, the Company reevaluated the assumptions underlying the accrual, which resulted in a reduction in HealthGate's estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003. Total lease exit expenses were $77,000 for the year ended December 31, 2003.

        Interest Income.    Interest income for the year ended December 31, 2003 was $41,000 compared to $87,000 for the year ended December 31, 2002. This decrease is the result of lower invested cash balances and lower interest rates in 2003.

        Interest Expense.    Interest expense for the year ended December 31, 2003 was $1,000 compared to $20,000 for the year ended December 31, 2002. This decrease is the result of the fulfillment of the Company's capital lease obligations in 2003.

        Other Income (Expense), Net.    Other income (expense), net for the year ended December 31, 2003 was income of $1,065,000 compared to income of $129,000 for the year ended December 31, 2002. In February 2003, HealthGate entered into a settlement agreement that established commissions due under a development and distribution agreement related to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued and was recorded as other income. Also in 2003, the Company recorded a gain of $92,000 related to a stock redemption and entered into other settlement agreements resulting in other income of approximately $155,000.

        Income Taxes.    As of December 31, 2003, HealthGate had net operating loss carryforwards of approximately $58,250,000. HealthGate's net operating loss carryforwards expire beginning in 2011. Certain future changes in the share ownership of HealthGate, as defined in the U.S. Internal Revenue Code, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to HealthGate's lack of earnings history.

Comparison of Year Ended December 31, 2002 with Year Ended December 31, 2001

Revenue

        Total revenue was $6,193,000 for the year ended December 31, 2002 compared to $8,650,000 for the year ended December 31, 2001, a decrease of $2,457,000 or 28%. This decrease is primarily as a result of the expiration of a contract with Blackwell Science, decreases in revenue under the Company's agreement with GE Medical Systems ("GEMS") and the November, 2002 amendment of HealthGate's agreement with HCA-Information.

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

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement.

        HealthGate's agreement with Blackwell Science for activePress services terminated in January 2002. HealthGate recorded $138,000 of revenue from Blackwell in 2002. No revenue was realized from GEMS in 2002. HealthGate's agreement with GEMS terminated in June 2003. In February 2003, HealthGate entered into a settlement agreement that established commissions due under the development and distribution agreement with GEMS relating to fiscal years 1999 through 2002.

  Costs and Expenses

        Cost of Revenue.    Cost of revenue decreased to $2,779,000 in the year ended December 31, 2002 from $2,979,000 in the year ended December 31, 2001. This decrease is primarily due to savings for content royalties resulting from continued cost containment measures and savings for contract writers. Savings on contract writers were made possible through process improvements. These savings are partially offset by approximately $100,000 in additional depreciation and amortization expense, primarily relating to amortization of capitalized software development costs for software placed in service in the second quarter of 2002. As a percentage of total revenue, cost of revenue increased from 34% for the year ended December 31, 2001 to 45% for the year ended December 31, 2002.

        Research and Development.    Research and development expenses decreased to $2,424,000 for the year ended December 31, 2002 from $3,033,000 for the year ended December 31, 2001, due primarily to savings in salaries and related costs for technical and development personnel and consultants made possible through operating efficiencies. During the year ended December 31, 2001, software development costs totaling $787,000 relating to HealthGate's Project Intellect initiative were capitalized. During the year ended December 31, 2002, software development costs totaling $145,000 were capitalized. These costs are being amortized into cost of revenue over the one-year estimated life of the related software.

        Sales and Marketing.    Sales and marketing expenses decreased to $1,460,000 for the year ended December 31, 2002 from $5,768,000 for the year ended December 31, 2001. A portion of this decrease was due to expenses relating to the Company's relationship with NBC Internet, Inc. ("NBCi") of $1,620,000 for the year ended December 31, 2001. No similar amounts were incurred in the year ended December 31, 2002 as a result of the termination of the Company's agreement with NBCi in June 2001. This decrease was also due to savings in salaries and related costs for marketing management personnel and promotional activities resulting from cost containment measures in 2001 and 2002.

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

        Other Income (Expense), Net.    Other income (expense), net for the year ended December 31, 2002 was income of $129,000 compared to income of $2,209,000 for the year ended December 31, 2001. In 2001, HealthGate recognized $2,080,000 of other income relating to Medical SelfCare, Inc. Also, in 2001, HealthGate recognized $126,000 related to the termination of a distribution agreement with EMC Corp., the successor to Data General Corporation. See Notes 11 and 13 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        For the year ended December 31, 2003, cash used in operations was $1,104,000. The Company's net loss of $1,390,000, reduced by non-cash expenses of depreciation and amortization of $1,501,000 and a loss on sales of fixed assets of $1,000 and increased by a gain of $92,000 on reacquisition of stock from General Electric and its affiliates, was a source of operating cash of $20,000. An increase in accounts receivable resulted in decrease in operating cash of $31,000. The changes in prepaid expenses and other assets resulted in a net source of $288,000 due to amortization of an insurance policy which was prepaid in 2002. Decreases in operating payables and other accrued expenses resulted in a use of $525,000 of operating cash, primarily related to a settlement agreement executed in February 2003. Decreases in deferred revenue resulted in a use of $349,000 of operating cash. Decreases in other liabilities primarily related to utilization of previously accrued lease exit costs resulted in a use of $507,000.

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

        Net cash provided by investing activities in 2003 was $136,000. The acquisition of net assets from EBM Solutions was a net source of $322,000 including $400,000 of proceeds from the purchase of 333,333 shares of HealthGate's common stock by certain investors in EBM Solutions, $147,000 used for capitalized software development costs and $39,000 used for the purchase of fixed assets. Net cash used in investing activities in 2002 was $616,000, consisting of $393,000 of cash used for the purchase of the assets of The Natural Pharmacist ("TNP"), $145,000 for capitalized software development costs and $78,000 used for the purchase of fixed assets.

        Cash used in financing activities in 2003 was $49,000, which consisted of $48,000 used for the repurchase of common stock, $6,000 used for the final payment of obligations under capital lease arrangements, and $5,000 received from the purchase of stock options. Cash used in financing activities in 2002 was $214,000, consisted of the payment of obligations under capital lease arrangements.

        The following table sets forth HealthGate's contractual obligations by period:

	Operating Leases	Licensed Content
2004	$1,062,000	$464,000
2005	530,000	141,000
2006	54,000	28,000
Thereafter	—	—

Total future payments	$1,646,000	$633,000

        At December 31, 2003, the Company has $3,431,000 of cash and cash equivalents and $555,000 of negative working capital including $2,084,000 of deferred revenue. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 2001, 2002 and 2003, the Company incurred net losses of $8,160,000, $4,435,000 and $1,390,000, respectively, and negative cash flows from operations of $5,380,000, $3,309,000 and $1,104,000, respectively. Additionally, as of December 31, 2003, the Company had an accumulated deficit of $99,556,000.

        The Company has taken numerous actions to reduce substantially operating cash outflows. These actions included terminating the Company's agreement with NBC Internet, Inc. ("NBCi") in 2001, settling commissions owed under development and distribution agreements in 2002 and 2003, workforce reductions in 2001, 2002 and 2003, and amending or canceling several content arrangements in 2001, 2002 and 2003. Management believes that these actions have not impaired the Company's ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

        Based on the Company's current forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations through at least 2004. The Company's future beyond 2004 is dependent on its ability to achieve break even or positive cash flow, or raise additional financing. There can be no assurance that the Company will be able to do so.

Off Balance Sheet Arrangements

        None.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. The Company is sensitive to short-term interest rates fluctuations to the extent that such fluctuations impact the interest income received on the Company's investments. To minimize this risk, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. The Company limits its default risk by purchasing only investment grade securities. As of December of 31, 2003, $3,238,000 of the Company's investments were in money market funds. Cash and cash equivalents were $3,431,000 at December 31, 2003 and had a weighted average interest rate of 1.13%. See Note 2 of Notes to Consolidated Financial Statements for information on HealthGate's investment policies and portfolio.

ITEM 8.    Financial Statements and Supplementary Data

        See Item 15 for the financial statements and supplementary data of HealthGate required by this item.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

        For several years HealthGate has had internal controls and disclosure procedures in place to ensure that HealthGate's periodic reports as filed with the U.S. Securities and Exchange Commission are accurate. Following enactment of the Sarbanes-Oxley Act of 2002, HealthGate has focused on further improving and clarifying (including documenting) its disclosure controls and procedures. Among HealthGate's disclosure controls and procedures are written certifications from employees at the end of each quarter, the adoption of a Code of Ethics, the establishment of a Disclosure Committee and written notice to all employees of their ability to make confidential reports to HealthGate's counsel concerning HealthGate's operations.

        Management of HealthGate, including HealthGate's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HealthGate's disclosure controls and procedures are effective. There were no changes in HealthGate's internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or is likely to materially affect, the Company's control over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        Information regarding HealthGate's executive officers is included at the end of Part I of this report.

        Information regarding HealthGate's directors may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    Executive Compensation

        Information with respect to this item may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

        Information with respect to this item may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions

        Information with respect to this item may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services

        Information with respect to this item may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements. The financial statements, related notes thereto and report of independent auditors required by Item 8 are listed on page F-1.
(2)
Financial Statement Schedules. Financial Statement Schedule II—Valuation and Qualifying Accounts and Report of Independent Auditors on Financial Statement Schedule are filed as Exhibit 99.1 to this report. All other schedules have been omitted from this section because the information is not required.
(3)	Exhibits. See the Index to Exhibits, below.
(b)
Reports on Form 8-K. On October 3, 2003 the Company filed a Current Report on Form 8-K announcing that the Company had signed an Asset Purchase Agreement with EBM Solutions, Inc. ("EBM Solutions") pursuant to which HealthGate planned to acquire substantially all the assets and certain liabilities of EBM Solutions.

  On October 17, 2003 the Company filed a Current Report on Form 8-K that included a press release announcing results for the quarter ended September 30, 2003

  On October 31, 2003 the Company filed a Current Report on Form 8-K announcing that the Company had acquired substantially all the assets and certain liabilities of EBM Solutions, Inc.

(c)
Index to Exhibits.

EXHIBIT NUMBER	DESCRIPTION
2.1(22)	Asset Purchase Agreement, dated October 3, 2003 and between HealthGate Data Corp. and EBM Solutions, Inc. (excluding exhibits and schedules).
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant, in the form filed with Delaware Secretary of State on January 31, 2000.
3.2(17)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed with Delaware Secretary of State on June 28, 2001.
3.3(3)	Second Amended and Restated Bylaws of the Registrant, effective January 31, 2000.
4.1(19)	Specimen Common Stock certificate.
4.2(1)	Registration Agreement dated March 16, 1995 by and between the Registrant, David Friend and William Nelson.
4.3(1)	Registration Agreement dated August 21, 1996 by and between the Registrant and certain investor signatories thereto.
4.4(1)	Registration Agreement dated December 20, 1996 by and between the Registrant and Blackwell Science, Ltd.
4.5(1)	Registration Agreement dated April 7, 1999 by and between the Registrant, GE Capital Equity Investments, Inc., Blackwell Science, Ltd. and Blackwell Wissenschafts-Verlag GmbH.
4.6(1)	Amendment to Purchase Agreements and Registrations Agreements dated as of March 23, 1998 by and among the Registrant and certain stockholder signatories thereto.
4.7*	Warrant to purchase Common Stock of HealthGate Data Corp dated October 27, 2003 covering 30,000 shares of common stock.

4.8(22)	Warrant to Purchase Common Stock of HealthGate Data Corp., dated October 27, 2003, covering 333,333 shares of common stock.
4.9(22)	Registration Rights Agreement, dated October 27, 2003 between HealthGate Data Corp. and certain investors.
10.1(12)	Lease Agreement dated February 10, 2000 by and between Riggs & Co., a division of Riggs Bank N.A. and the Registrant (excluding exhibits).
10.2(18)	Amended and Restated 1994 Stock Option Plan of the Registrant.
10.3(1)	Form of Incentive Stock Option Agreement granted under 1994 Stock Option Plan of the Registrant.
10.4(19)	Form of Benefit Letters to certain Officers of the Registrant.
10.5(1)	Form of Non-Employee Director Option Agreement granted under 1994 Stock Option Plan of the Registrant.
10.6(1)	Employment Agreement dated as of October 1, 1995 by and between the Registrant and William S. Reece.
10.7(12)	Form of Indemnification Agreement between Registrant and its directors and officers.
10.8(20)	Content Agreement, dated November 1, 2002 by and between HCA Information Technology and Services, Inc. and the Registrant (excluding exhibits).
10.9(21)	Stock Redemption & Warrant Cancellation Agreement dated May 7, 2003 by and between Registrant, GE Capital Equity Investments, Inc., General Electric Company and National Broadcasting Company (including exhibits)
10.10(21)	Stock Purchase and Sale Agreement dated May 20, 2003 by and between Registrant and Computer Sciences Corporation.
10.11(22)	Employment Agreement, dated October 27, 2003 between HealthGate Data Corp. and Eric Thrailkill.
10.12(22)	Stock Purchase Agreement, dated October 3, 2003 between HealthGate Data Corp. and certain investors (excluding exhibits and schedules).
14.1*	Code of Business Conduct and Ethics (adopted December 17, 2003).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent auditors
24.1	Power of Attorney contained in signature page of Form 10-K
31.1*	Rule 13a-14(a) Certification of William S. Reece, Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Veronica Zsolcsak, Chief Financial Officer
32.1*	Section 1350 Certification of William S. Reece, Chief Executive Officer
32.2*	Section 1350 Certification of Veronica Zsolcsak, Chief Financial Officer
99.1*	Schedule II—Valuation and Qualifying Accounts and Report of Independent Auditors on Financial Statement Schedule.

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

(18)
Previously filed with Registrant's Schedule TO, filed on November 27, 2001.

(19)
Previously filed with Registrant's Form 10-K for the fiscal year ended December 31, 2001, filed on March 25, 2002.

(20)
Previously filed with Registrant's Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003.

(21)
Previously filed with Registrant's Form 10-Q for the quarter ended June 30, 2003

(22)
Previously filed with Registrant's Form 8-K dated October 27, 2003 and filed on October 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.
By:	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer March 29, 2004

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

Signature	Title	Date

/s/ WILLIAM S. REECE William S. Reece	Chairman of the Board of Directors, Chief Executive Officer and President (Principal executive officer)	March 29, 2004
/s/ VERONICA ZSOLCSAK Veronica Zsolcsak	Chief Financial Officer, Secretary and Treasurer	March 29, 2004
/s/ JULIE FURRIER Julie Furrier	Chief Accounting Officer	March 29, 2004
/s/ JONATHAN J. G. CONIBEAR Jonathan J. G. Conibear	Director	March 29, 2004
/s/ EDSON D. DE CASTRO Edson D. de Castro	Director	March 29, 2004
/s/ DAVID FRIEND David Friend	Director	March 29, 2004
/s/ HARRY C. JACOBSON, M.D. Harry C. Jacobson, M.D.	Director	March 29, 2004
/s/ WILLIAM NELSON William Nelson	Director	March 29, 2004
/s/ FORD S. WORTHY Ford S. Worthy	Director	March 29, 2004

HEALTHGATE DATA CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

To the Board of Directors and
Stockholders of HealthGate Data Corp.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HealthGate Data Corp. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 29, 2004

HEALTHGATE DATA CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$4,449,086	$3,431,230
Accounts receivable, net of allowance for doubtful accounts of $3,781 and $1,818 at December 31, 2002 and 2003, respectively	128,113	158,989
Prepaid expenses and other current assets	378,131	110,675

Total current assets	4,955,330	3,700,894
Fixed assets, net	1,355,241	281,524
Intangible assets, net	242,446	546,585
Goodwill	—	231,468
Other assets	339,593	318,613

Total assets	$6,892,610	$5,079,084

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation	$5,821	$—
Accounts payable	797,694	375,309
Accrued expenses	1,899,148	1,796,181
Deferred revenue	2,165,893	2,083,924

Total current liabilities	4,868,556	4,255,414
Other long-term liabilities	807,124	299,818

Total liabilities	5,675,680	4,555,232

Stockholders' equity:
Common stock, $.03 par value; Authorized: 100,000,000 shares Issued and outstanding: 6,014,676 and 5,382,185 shares at December 31, 2002 and 2003, respectively	180,440	161,465
Additional paid in capital	99,202,276	99,918,667
Accumulated deficit	(98,165,786)	(99,556,280)

Total stockholders' equity	1,216,930	523,852
Commitments and contingencies (Notes 4 and 9)	—	—

Total liabilities and stockholders' equity	$6,892,610	$5,079,084

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
Revenue, including revenue from related parties of $2,488,810, $138,421 and $2,500 in 2001, 2002 and 2003, respectively	$8,650,397	$6,192,775	$6,059,772

Costs and expenses
Cost of revenue	2,978,502	2,778,525	2,524,215
Research and development (including stock based compensation of $24,721, $0 and $0 in 2001, 2002 and 2003, respectively)	3,032,551	2,424,123	1,944,061
Sales and marketing (including stock based compensation of $30,901, $9,465 and $0 in 2001, 2002 and 2003, respectively)	5,768,263	1,459,600	1,055,157
General and administrative (including stock based compensation of $95,274, $0 and $0 in 2001, 2002 and 2003, respectively)	5,711,040	4,160,997	2,954,876
Lease exit costs	1,879,728	—	76,911

Total costs and expenses	19,370,084	10,823,245	8,555,220

Loss from operations	(10,719,687)	(4,630,470)	(2,495,448)

Interest income	417,487	86,509	41,482
Interest expense	(66,920)	(19,696)	(1,407)
Other income (expense), net	2,208,786	128,859	1,064,879

Net loss	$(8,160,334)	$(4,434,798)	$(1,390,494)

Basic and diluted net loss per share attributable to common stockholders	$(1.36)	$(0.74)	$(0.27)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	6,005,657	6,014,676	5,084,628

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock
			Additional paid-in capital	Accumulated deficit	Deferred compensation	Total stockholders' equity
	Shares	Par value
Balance, December 31, 2000	5,994,666	$179,840	$99,192,329	$(85,570,654)	$(193,665)	$13,607,850
Stock based compensation					150,896	150,896
Cancellation of stock options			(33,304)		33,304	—
Exercise of common stock options	20,010	600	5,751			6,351
Issuance of common stock warrants			37,500			37,500
Net loss				(8,160,334)		(8,160,334)

Balance, December 31, 2001	6,014,676	180,440	99,202,276	(93,730,988)	(9,465)	5,642,263
Stock based compensation					9,465	9,465
Net loss				(4,434,798)		(4,434,798)

Balance, December 31, 2002	6,014,676	180,440	99,202,276	(98,165,786)	—	1,216,930
Repurchase of common stock	(1,753,070)	(52,592)	(87,654)			(140,246)
Exercise of common stock options	35,197	1,056	3,364			4,420
Issuance of common stock warrants			80,996			80,996
Issuance of common stock	1,085,382	32,561	719,685			752,246
Net loss				(1,390,494)		(1,390,494)

Balance, December 31, 2003	5,382,185	$161,465	$99,918,667	$(99,556,280)	$—	$523,852

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the year ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net Loss	$(8,160,334)	$(4,434,798)	$(1,390,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,736,041	2,905,722	1,501,017
Stock based compensation	150,896	9,465	—
Gain on reacquisition of stock	—	—	(92,294)
Loss on disposal of fixed assets	173,775	3,732	1,356
Recognition of remaining SelfCare balances	(2,079,726)	—	—
Changes in assets and liabilities:
Accounts receivable	2,741,769	315,509	(30,876)
Prepaid advertising	159,722	—	—
Prepaid expenses and other current assets	286,071	(53,210)	267,456
Other assets	(117,110)	31,167	20,981
Accounts payable	(2,086,414)	(203,538)	(422,385)
Accrued expenses	(1,395,665)	16,441	(102,967)
Deferred revenue	(107,140)	(1,389,341)	(348,690)
Other long-term liabilities	1,317,710	(510,586)	(507,307)

Net cash used in operating activities	(5,380,405)	(3,309,437)	(1,104,203)

Cash flows from investing activities:
Purchase of marketable securities	(12,319,274)	—	—
Proceeds from marketable securities	22,623,838	—	—
Purchases of fixed assets	(115,758)	(78,427)	(39,209)
Acquisition of TNP	—	(393,200)	—
Acquisition of EBM Solutions	—	—	321,701
Refunds on purchases of fixed assets	247,735	—	—
Expenditures for capitalized software	(786,863)	(144,823)	(146,792)

Net cash provided by (used in) investing activities	9,649,678	(616,450)	135,700

Cash flows from financing activities:
Payment of capital lease obligation	(281,083)	(213,735)	(5,821)
Repurchase of common stock	—	—	(47,952)
Common stock, net of issuance costs	6,351	—	4,420

Net cash used in financing activities	(274,732)	(213,735)	(49,353)

Net increase (decrease) in cash and cash equivalents	3,994,541	(4,139,622)	(1,017,856)
Cash and cash equivalents, beginning of year	4,594,167	8,588,708	4,449,086

Cash and cash equivalents, end of period	$8,588,708	$4,449,086	$3,431,230

Supplemental disclosure of cash flow information—see Note 2 to Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Financial Condition

        HealthGate Data Corp. ("HealthGate" or the "Company") provides evidence-based decision support and risk containment solutions including clinical guidelines, order sets and point of care tools that help healthcare providers and payors improve quality, reduce variability of care and reduce costs. In conjunction with its Academic Medical Center Consortium comprised of Vanderbilt University Medical Center, Duke University Medical Center, Emory University Medical School and Oregon Health Sciences University, the Company creates clinical guidelines, order sets, and point of care tools that are based on clinical evidence. Additionally, HealthGate provides a suite of evidence-based patient education and consumer health content services that allow patients to be active participants in the delivery of their own care. These tools and content, when coupled with HealthGate's technology platform, can be integrated into a variety of healthcare information technology systems and accessed at the point of care.

        On October 27, 2003, HealthGate acquired substantially all of the assets and certain liabilities of privately-held EBM Solutions, Inc. ("EBM Solutions"), a provider of evidence-based medical guidelines and care management applications. Under the terms of the agreement, HealthGate issued to EBM Solutions 752,048 shares of HealthGate's common stock and a warrant to purchase an additional 333,333 shares of HealthGate's common stock with an exercise price of $1.20 per HealthGate share. In connection with the acquisition, certain stockholders of EBM Solutions purchased from HealthGate 333,333 shares of HealthGate common stock for $1.20 per share and a warrant to purchase 30,000 shares of HealthGate's common stock at a price of $1.20 per share was also issued to a member of the Academic Medical Center Consortium. HealthGate recorded the acquisition pursuant to the purchase accounting provisions of Statement of Financial Accounting Standards No. 141.

        HealthGate's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. In the years ended December 31, 2001, 2002 and 2003, the Company incurred net losses of $8,160,000, $4,435,000, and $1,390,000, respectively, and negative cash flows from operations of $5,380,000, $3,309,000, and $1,104,000, respectively. Additionally, as of December 31, 2003, the Company had an accumulated deficit of $99,556,000.

        The Company has taken numerous actions to reduce substantially operating cash outflows. These actions included terminating the Company's agreement with NBC Internet, Inc. ("NBCi") in 2001, settling commissions owed under development and distribution agreements in 2002 and 2003, workforce reductions in 2001, 2002 and 2003, and amending or canceling several content arrangements in 2001, 2002 and 2003. Management believes that these actions have not impaired the Company's ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

        HealthGate is subject to some of the risks and uncertainties common to technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and intense competition.

2.    Summary of Significant Accounting Policies

        Significant accounting polices followed in the preparation of the financial statements are as follows:

  Principles of Consolidation

        The consolidated financial statements include the accounts of HealthGate and its wholly-owned subsidiaries, HealthGate Europe Limited, which was dissolved in 2003, HealthGate Acquisition Corp., which was dissolved in 2002, and HealthGate Securities Corp. All intercompany balances and transactions have been eliminated. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

  Translation of Foreign Currencies

        The functional currency of HealthGate's foreign subsidiary, HealthGate Europe Limited, is the local currency. Adjustments resulting from the translation of the financial statements of HealthGate's subsidiary into U.S. dollars, and foreign currency transaction gains and losses included in the results of operations, have not been significant.

  Cash and Cash Equivalents

        HealthGate considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. HealthGate invests its excess cash in money market funds backed by U.S. Government securities, U.S. Treasury securities and commercial paper, which are subject to minimal credit and market risk. At December 31, 2003, approximately $3,238,000 of the Company's cash and cash equivalents were in money market funds. At December 31, 2002, approximately $2,449,000 of the Company's cash and cash equivalents were in money market funds and approximately $2,000,000 of the Company's cash and cash equivalents were in investments which matured within 60 days. The Company accounts for its cash equivalents under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." HealthGate's cash equivalents are classified as available for sale and recorded at amortized cost, which approximates fair value.

  Revenue Recognition

        HealthGate primarily derives revenue from licensing access to its content and tools. HealthGate also enters into publishing agreements with print publishers. HealthGate has also previously generated revenue from providing activePress™ services, online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. HealthGate chose to phase out its advertising, sponsorship and e-commerce offerings in November 2000. Accordingly, there is limited revenue from these activities in 2001, 2002 and no revenue in 2003. HealthGate's activePress™ agreement with Blackwell Science terminated in January 2002. HealthGate no longer provides activePress services.

        HealthGate records revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition". Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For those arrangements entered into before July 1999, in which HealthGate guaranteed advertising commissions to the customer, HealthGate recorded fees paid by the customer as a customer deposit, up to the amount of the applicable guarantee. Payments made to customers under these guarantees were recorded as reductions of the related customer deposit. The excess of the fee paid by the customer to HealthGate over guaranteed advertising and sponsorship commissions, if any, was recognized as revenue ratably over the term of the underlying agreement. For those 1999 arrangements in which HealthGate guaranteed advertising and sponsorship commissions in excess of the fees paid by the customer, the excess was recorded as expense upon signing the agreement. HealthGate entered into these types of guaranteed advertising arrangements for promotional purposes to establish the CHOICE Web site product but, beginning in July 1999, discontinued the use of these arrangements. HealthGate no longer offers advertising guarantees to its customers. As of December 31, 2003, none of these arrangements were still in effect. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate's past collections experience, the customer's payment history and evaluation of the customer's financial condition. If collection is not deemed probable, revenue recognition does not begin until cash is received.

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

  Fair Value of Financial Instruments

        The carrying amounts of HealthGate's financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values at December 31, 2002 and 2003.

  Concentration of Credit Risk and Significant Customers

        Financial instruments which potentially expose HealthGate to concentrations of credit risk consist primarily of trade accounts receivable and cash equivalents. To minimize risk relative to trade accounts receivable, ongoing credit evaluations of customers' financial condition are performed, although collateral generally is not required. To minimize risk associated with cash and cash equivalents, the

Company conducts business with banks with strong credit. At December 31, 2003 four customers accounted for 31%, 22%, 16%, and 15%, respectively, of gross accounts receivable. At December 31, 2002, five customers accounted for 22%, 18%, 15%, 11% and 11%, respectively, of gross accounts receivable.

        For the year ended December 31, 2003, one customer accounted for 18% of total revenue. HealthGate was a subcontractor under two different contracts with two different government agencies, through the same prime contractor. Total revenue from this prime contractor represented 10% of total revenue in the year ended December 31, 2003. For the year ended December 31, 2002, one customer accounted for 16% of total revenue and one related party accounted for 2% of total revenue. For the year ended December 31, 2001, one customer accounted for 15% of total revenue and two related parties accounted for 19% and 10% of total revenue, respectively.

  Research and Development, Software Development and Content Development Costs

        Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the year ended December 31, 2001, development costs totaling $787,000 were capitalized relating to the Company's Project Intellect strategic initiative. During 2002, an additional $66,000 of software development costs was capitalized relating to this project. This software was placed in service during 2002 and was amortized to cost of revenue over the estimated one-year life of the software. During the year ended December 31, 2002, development costs relating to two other projects were capitalized for $50,000 and $29,000. These software projects were completed during 2002, and the Company began amortizing these costs into cost of revenue on a straight-line basis over the estimated one-year life of the underlying software. During the year ended December 31, 2003, development costs relating to three projects were capitalized for $65,000. These software projects were completed during 2003, and the Company began amortizing these costs into cost of revenue on a straight-line basis over the estimated one-year life of the underlying software. In addition, development costs related to two other projects were capitalized for $60,000 and $22,000. These projects are expected to be placed in service during in the first half of 2004 and will be amortized over the expected one-year life. During the year ended December 31, 2003, development costs totaling $147,000 were capitalized. For the years ended December 31, 2001, 2002 and 2003, amortization of software development costs was $494,000, $665,000, and $308,000, respectively.

        Costs incurred in the research and development of HealthGate's content and products, except for certain software development costs as described above, are expensed as incurred. The cost to develop proprietary content and update existing content is expensed as research and development costs in the period the costs are incurred.

  Fixed Assets

        Fixed assets are recorded at cost and depreciated over their estimated useful lives, generally one to five years, using the straight-line method. Fixed assets held under capital leases which involve a transfer of ownership are amortized over the estimated useful life of the asset. Other fixed assets held under capital leases are amortized over the lease term. Repairs and maintenance costs are expensed as incurred. Fixed assets acquired from EBM Solutions are being amortized over twelve months.

  Intangible Assets and Goodwill

        Intangible assets are recorded at their fair market value at the date of acquisition and amortized over their useful lives. Purchased content acquired in February 2002, as part of the acquisition of certain assets of The Natural Pharmacist ("TNP"), is being amortized on a straight-lined basis over three years. Purchased content and customer relationships acquired as part of the acquisition of certain assets and liabilities of EBM Solutions are being amortized based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the remaining estimated life of the product. Technology assets acquired as part of the EBM Solutions transaction are being amortized on a straight-line basis over three months. Goodwill was recorded as part of the EBM Solutions transaction at the excess of the purchase consideration over the fair market value of net assets acquired and will be tested on at least an annual basis for impairment. All intangible assets are tested for impairment when a qualifying event occurs that suggests such an impairment may have occurred. Intangible assets consist of the following:

	Gross Balance	Accumulated Amortization	Net Book Value
December 31, 2002
Purchased Content	$344,700	$(102,254)	$242,446

Total Intangible Assets at December 31, 2002	344,700	(102,254)	242,446

December 31, 2003
Purchased Content	$517,631	$(223,551)	$294,080
Customer Contracts	211,815	(8,826)	202,989
Technology	148,547	(99,031)	49,516

Total Intangible Assets at December 31, 2003	877,993	(331,408)	546,585

Goodwill at December 31, 2003	$231,468	—	$231,468

        Amortization of intangible assets was $229,154 and $102,254 for December 31, 2003 and 2002, respectively.

  Accrued Expenses

        Accrued expenses at December 31, 2002 and 2003 consist of the following:

	2002	2003
Accrued payroll and benefits	$283,571	$396,982
Accrued content liability	105,952	133,224
Accrued audit	113,400	236,000
Current portion of lease exit costs	443,815	589,338
Accrued reseller commissions	537,672	2,755
Other accrued expenses	414,738	437,882

	$1,899,148	$1,796,181

  Accounting for Stock-Based Compensation

        HealthGate accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations. HealthGate has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," ("SFAS 148") for disclosure purposes only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

        The following table illustrates the effect on net loss and net loss per share if HealthGate had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,
	2001	2002	2003
Net loss as reported	$(8,160,334)	$(4,434,798)	$(1,390,494)
Add: stock-based compensation expense recognized	150,896	9,465	—
Less: SFAS 123 Pro forma stock compensation	(1,096,107)	(284,665)	(55,216)

Pro forma net loss	(9,105,545)	(4,709,998)	(1,445,710)
Basic and diluted net loss per share attributable to common stockholders
As reported	$(1.36)	$(0.74)	$(0.27)
Pro forma	(1.52)	(0.78)	(0.28)

  Advertising Costs

        Advertising costs are charged to operations as incurred. Advertising costs were approximately $288,000, $100,000 and $4,000 in the years ended December 31, 2001, 2002 and 2003, respectively.

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

  Net Loss Per Share

        Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares exercise of stock options and warrants are anti-dilutive for all periods presented. As of December 31, 2003, options to purchase 1,099,187 shares of the Company's stock and warrants to purchase 363,333 shares of the Company's common stock were outstanding. As of December 31, 2002, options to purchase 574,480 shares of the Company's stock and warrants to purchase 463,266 shares of the Company's common stock were outstanding. As of December 31, 2001, options to purchase 296,155 shares of the Company's stock and warrants to purchase 1,110,278 shares of the Company's common stock were outstanding.

Supplemental Disclosure of Cash Flow Information

        HealthGate paid cash for interest of approximately $67,000, $20,000 and $1,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

        In March 2001, HealthGate issued to NBCi a warrant to purchase 66,666 shares of HealthGate's common stock at $0.5625 per share, the then current market price of HealthGate's stock. A value of approximately $38,000 was ascribed to the warrant, which was recorded as prepaid advertising.

        In October 2003, HealthGate acquired substantially all the assets and certain liabilities of EBM Solutions, Inc. The purchase price consisted of 752,048 shares of HealthGate's common stock which was valued at $0.69 per share for a total value of approximately $519,000 and a warrant to purchase an additional 333,333 shares of HealthGate common stock with an exercise price of $1.20 per share, which was ascribed a value of approximately $74,000. In connection with this transaction, a warrant was issued to Duke University Medical School to purchase 30,000 shares of common stock with an exercise price of $1.20, which was ascribed a value of approximately $7,000.

3.    Fixed Assets

        Fixed assets consist of the following:

		December 31,
	Useful lives in years
		2002	2003
Computer equipment and software	3	$4,145,283	$4,152,488
Office equipment and fixtures	3-5	926,386	954,038
Software development costs	1	1,590,841	1,737,633
Computer equipment under capital lease	1-3	1,266,043	1,266,043

		7,928,553	8,110,202
Less—accumulated depreciation and amortization		(6,573,312)	(7,828,678)

		$1,355,241	$281,524

        Depreciation and amortization expense on fixed assets was $2,981,275, $2,205,732 and $1,271,863 in 2001, 2002 and 2003, respectively, of which $327,408, $176,222 and $0 in 2001, 2002 and 2003, respectively, related to amortization of assets held under capital leases. Accumulated amortization on assets under capital leases was $1,130,174, $1,266,043 and $1,266,043 at December 31, 2001, 2002, and 2003 respectively.

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

        HealthGate's results of operations for the year ended December 31, 2001 included a charge of $1,880,000 as a result of these activities. This charge represents accrual of approximately $1,729,000 of expenses relating to HealthGate's continued liability under its lease, net of sublease income, and approximately $151,000 for the impairment of leasehold improvements on the space the Company vacated.

        During the quarter ended June 30, 2003, the Company's first subtenant defaulted on the sublease. As a result, the Company reevaluated the assumptions underlying the accrual and recorded additional lease exit costs of approximately $106,000 in the quarter ended June 30, 2003.

        During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company's excess space for the remaining term of HealthGate's office lease. As a result, the Company reevaluated the assumptions underlying the accrual. This analysis included significant estimates including the amount of rent that HealthGate believes will ultimately be collectible based on the subtenant's limited operating history and current operating performance. This analysis resulted in a reduction in HealthGate's estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003. Total lease exit expenses were $77,000 for the year ended December 31, 2003.

        The activity for the year ended December 31, 2003 relating to the accrual is as follows:

Liability at December 31, 2001	$1,728,912
Payments	(665,916)
Payments received from tenant	187,943

Liability at December 31, 2002	1,250,939
Additional lease exit costs accrued	76,911
Payments	(608,332)
Payments received from tenant	169,638

Liability at December 31, 2003	899,156
Less: current portion	(589,338)

Other long-term liabilities	$299,818

        The charge and accrual included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances. It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5.    Acquisitions

        On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist ("TNP"), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals. The total purchase price of $393,000 consisted of $350,000 in cash and $43,000 in direct transactional costs. In accordance with the provisions of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), the purchase price was allocated to the assets acquired based on their value at the date of acquisition, with $48,000 of the purchase price being allocated to accounts receivable and $345,000 allocated to purchased content. This purchased content asset is being amortized on a straight-line basis over the estimated three-year life of the underlying asset. The acquired assets have been reported in HealthGate's results of operations from the date of acquisition. The pro forma effect of this acquisition in the years ended December 31, 2001 and 2002 would not have been significant.

        On October 27, 2003, HealthGate acquired substantially all the assets and certain liabilities of EBM Solutions, a Delaware corporation, pursuant to an Asset Purchase Agreement dated October 3, 2003.

        Total consideration given by HealthGate consisted of 752,048 shares of HealthGate's common stock valued $0.69 per share based on the average market price of HealthGate's common stock on the OTCBB for the three days preceding and the three days succeeding the announcement of the proposed transaction, for a total value of $519,000. HealthGate also issued a warrant to EBM Solutions to purchase an additional 333,333 shares of HealthGate common stock at a price of $1.20 per share. The fair value of this warrant was determined to be $74,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. In connection with the acquisition, certain investors in EBM Solutions also purchased 333,333 shares of unregistered stock of HealthGate on the date of the closing of this transaction at a price per share of $1.20. These shares were valued at $233,000, using the closing price of HealthGate's common stock on the OTCBB on the date on which the shares were purchased. A warrant to purchase 30,000 shares of HealthGate's common stock at a price of $1.20 per share was also issued to a member of the Academic Medical Center Consortium in connection with this transaction. The fair value of this warrant was determined to be $7,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. HealthGate also incurred certain direct transaction costs in connection with this transaction of approximately $127,000. Based on these assumptions, total consideration given was calculated to be approximately $960,000.

        In accordance with the provisions of SFAS No. 141, the purchase price was allocated to the net assets acquired based on their value at the date of acquisition. HealthGate received approximately $504,000 in cash, including $400,000 of proceeds from the purchase of 333,333 shares of HealthGate's common stock by certain investors in EBM Solutions. Approximately $190,000 of the purchase price was allocated to accounts receivable based on HealthGate's estimate of the net realizable value of the receivables acquired from EBM Solutions. HealthGate also examined the fixed assets acquired as part of the transaction, and assigned them a value of approximately $13,000. HealthGate also assumed approximately $245,000 in liabilities for accounts payable and accrued expenses in connection with this transaction, and approximately $267,000 in deferred revenue for liability to perform under EBM Solutions' contracts. The values assigned to these liabilities were based on the amounts and nature of liabilities as described in the Asset Purchase Agreement.

        With the assistance of an independent valuation company, HealthGate identified and valued the intangible assets acquired as part of this transaction. Those intangible assets were determined to be purchased content, customer contracts and technology assets.

        Purchased content, which consists of the medical guidelines developed by EBM Solutions, were valued at approximately $173,000 using the income approach. This valuation required HealthGate to estimate the future revenue stream from these guidelines, the direct expenses to obtain and support that revenue stream and the anticipated rate of attrition of that revenue. All future net cash flows were then discounted and tax effected to arrive at a valuation as of the closing date of the transaction. HealthGate estimated the useful life of the purchased content to be four years and is amortizing the cost based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the remaining estimated life of the product.

        Customer contracts, which consist of the estimated fair value of EBM Solutions' customer relationships were valued at approximately $212,000 using the income approach. This valuation required HealthGate to estimate the future revenue stream from these customers, the direct expenses to fulfill the service obligations to those customers and anticipated rate of attrition for those customer contracts. All future net cash flows were then discounted and tax effected to arrive at a valuation as of the closing date of the transaction. HealthGate estimated the useful life of the customer contracts to be four years and is amortizing the cost based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the remaining estimated life of the product.

        Technology assets, which consist of the application development and implementation costs incurred by EBM Solutions to create their content management tools, were valued at approximately $149,000 using a replacement cost methodology. HealthGate estimated the useful life of the technology assets to be three months and amortized these costs into cost of revenue over three months on a straight-line basis. The useful life of this asset was determined by the amount of time it took HealthGate to transition the EBM Solutions' customers onto HealthGate's technology platform.

        The resulting difference between the consideration given to acquire the EBM Solutions net assets and the identified tangible and intangible net assets acquired was recorded as goodwill in the amount of $231,000. This value will not be amortized, but rather will be evaluated on at least an annual basis for impairment. This goodwill is not expected to be deducted for tax purposes.

        The table below summarizes the allocation of the purchase price to the net assets acquired from EBM Solutions:

Cash	$504,000
Accounts receivable	190,000
Accounts payable and accrued expenses	(245,000)
Deferred revenue	(267,000)
Fixed assets	13,000
Technology	149,000
Medical guidelines	173,000
Customer contracts	212,000
Goodwill	231,000

Total Consideration	$960,000

        HealthGate's results of operations for the year ended December 31, 2003, include the EBM Solutions acquisition subsequent to the acquisition date October 27, 2003.

        Despite HealthGate's good faith efforts, due to a lack of reliable, historical documentation concerning EBM Solutions' financial operations prior to its acquisition by HealthGate, HealthGate is unable to provide pro forma information regarding results of operations for the years ended December 31, 2002 and 2003.

6.    Stockholders' Equity

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

        In May 2003, HealthGate purchased 599,403 shares of its common stock from Computer Sciences Corporation ("CSC"). As consideration for these shares, the Company paid CSC $47,952 or $0.08 per share, the fair market value of the stock based on the closing price of HealthGate's stock on the OTCBB on the date of the transaction. These shares of stock were retired.

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

        HealthGate applies APB 25 and related interpretations in accounting for employee and director options granted under the 1994 Plan. During the year ended December 31, 1999, HealthGate granted stock options to purchase 127,602 shares of its common stock with exercise prices ranging from $2.64 to $28.47 per share. HealthGate recorded compensation expense and deferred compensation relating to these options totaling approximately $693,000 and $2,307,000, respectively, representing the differences between the estimated fair market value of the common stock on the date of grant and the exercise price. Compensation related to options which vested over three years was recorded as a component of stockholders' equity and was amortized over the vesting periods of the related options. Of the total deferred compensation amount, $151,000, $9,000 and $0 was amortized in 2001, 2002 and 2003, respectively, which was recorded as stock based compensation expense. During the year ended December 31, 2001, stock options to purchase shares were cancelled as a result of employee terminations, which resulted in the reversal of approximately $33,000 of deferred compensation. There is no deferred compensation as of December 31, 2002 and 2003.

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

	Year ended December 31,
	2001	2002	2003
Expected option term (years)	4	4	4
Risk-free interest rate	4.1%	2.0%	2.0%
Expected volatility	100.0%	100.0%	100.0%
Dividend yield	0.0%	0.0%	0.0%

        A summary of the status of HealthGate's options as of December 31, 2001, 2002 and 2003 and changes during the periods then ended are presented below:

	2001		2002		2003
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of period	1,193,165	$8.03	296,155	$3.16	574,480	$0.92
Granted	232,746	1.46	420,141	0.25	834,144	0.20
Exercised	(20,028)	0.32	—	—	(35,197)	0.13
Canceled	(1,109,728)	8.09	(141,816)	3.64	(274,240)	0.49

Outstanding at end of period	296,155	$3.16	574,480	$0.92	1,099,187	$0.50

Options available for grant at end of period	1,040,876		762,551		202,647

Options granted at fair value:
Weighted average fair value of options granted during year		$1.11		$0.14		$0.20

        The following table summarizes information about stock options outstanding at December 31, 2003:

		Options outstanding
				Options exercisable
		Weighted- average remaining contractual life
	Number outstanding		Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.055	525,589	4.08	$0.06	155,614	$0.55
$0.06	20,000	4.22	$0.06	1,651	$0.06
$0.25	289,987	3.52	$0.25	287,895	$0.25
$0.50—$1.13	120,586	4.12	$0.74	30,474	$0.89
$1.41—$2.44	98,673	2.07	$1.54	91,729	$1.54
$2.64	5,509	0.06	$2.64	5,509	$2.64
$2.81	10,000	1.81	$2.81	10,000	$2.81
$4.13	26,694	1.64	$4.13	26,694	$4.13
$7.31	166	1.47	$7.31	166	$7.31
$27.00	1,983	0.88	$27.00	1,983	$27.00

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

        Subsequent to year end, the Company's Board of Directors approved a new stock option plan. The plan, as proposed, allows for a maximum of 300,000 options to purchase common stock to be issued prior to the ten year anniversary of the adoption of the plan. The plan will be submitted to HealthGate's stockholders for approval.

  Issuance of Warrants and Impairment Charge

        In November 1999, HealthGate entered a marketing and reseller agreement with Columbia Information Systems, now known as HCA—Information Technology & Services ("HCA—Information"). In connection with this agreement, HealthGate issued a warrant to CIS Holdings, Inc., for the purchase of up to 647,012 shares of HealthGate's common stock. CIS Holdings, Inc. is an indirect, wholly owned subsidiary HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation and an affiliate of HCA-Information. The warrant had a term of three years, an exercise price of $33.00, and became exercisable on the consummation of HealthGate's initial public offering on January 31, 2000. At the time of issuance the fair value of this warrant was determined to be approximately $13,500,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 3 years and an interest rate of 6.6%. The value of this warrant was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the three year contractual term of the related marketing and reseller agreement.

        In 2000, as a result of events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under Statement of Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on this review, the Company determined that a write-down to the carrying value of its marketing and distribution rights asset was appropriate. This conclusion was based on the Company's continued operating losses and workforce reduction, and a modification of its business model to expand focus beyond the hospital market. The Company used a discounted cash flow model, applying a discount rate to projected net cash flow relating to this marketing and distribution rights agreement through its remaining term and arrived at an estimated fair value of $1,315,000. The Company's results of operations for the year ended December 31, 2000 include an impairment charge of $6,935,000 relating to this asset. During 2001, HealthGate evaluated the remaining asset amount of $598,000 and determined that there was no further impairment. These impairment assessments required certain significant estimates, including estimated future cash flows associated with this agreement. During the years ended December 31, 2001, 2002 and 2003, total amortization related to this warrant totaled $717,000, $598,000, and $0 respectively.

        Upon adoption of EITF 01-09 on January 1, 2002, HealthGate reviewed its agreements to determine whether the Company's accounting would be impacted. HealthGate determined that it could not reasonably estimate the fair value of the services received from HCA-Information and that, accordingly, the warrant granted to CIS Holdings, Inc. did not meet the criteria in EITF 01-09 for classification as an expense. As a result, HealthGate reclassified $717,000, $598,000, and $0 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc. from expense to a reduction in revenue for the years ended December 31, 2001, 2002 and 2003, respectively.

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

7.    Income Taxes

        Deferred tax assets are comprised of the following:

	December 31,
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$21,583,260	$22,583,172
Stock based compensation	306,306	308,126
Marketing and distribution rights	4,767,749	—
Investment impairment	1,435,705	1,435,705
Deferred revenue	659,182	11,716
Other	1,688,403	2,024,211

Total deferred tax assets	30,440,605	26,362,930
Deferred tax asset valuation allowance	(30,440,605)	(26,362,930)

	$—	$—

        Realization of total deferred tax assets is dependent upon the generation of future taxable income. HealthGate has provided a valuation allowance for the full amount of its deferred tax assets, since realization of these future benefits is not sufficiently assured.

        At December 31, 2003, HealthGate has Federal net operating loss carryforwards and research and development tax credit carryforwards of approximately $58,250,000 and $440,000, respectively, available for federal and foreign purposes to reduce future taxable income and future tax liabilities. If not utilized, these carryforwards will expire at various dates ranging from 2011 to 2023. In addition, for state tax purposes, the net operating loss carryforwards and research and development tax credit carryforwards are approximately $43,500,000 and $340,000, respectively. If not utilized, these state carryforwards will expire in various dates ranging from 2004 to 2015. Under the provisions of the Internal Revenue Code, certain substantial changes in HealthGate's ownership may have limited, or may limit in the future, the amount of net operating loss and research and development tax credit carryforwards which could be used annually to offset future taxable income and income tax liability. The amount of any annual limitation is determined based upon HealthGate's value prior to an ownership change.

        Approximately $300,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercise of non-qualified stock option and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

8.    401(k) Plans

        During 1996, HealthGate established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. In 1999, HealthGate established a new defined contribution savings plan under Section 401(k) of the Internal Revenue Code and terminated the 1996 plan. Both plans cover substantially all employees who meet minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plans may be made at the discretion of the Board of Directors. There were no contributions made under either plan by HealthGate during the years ended December 31, 2001, 2002 or 2003. HealthGate's 401(k) plans do not invest in the Company's stock.

9.    Commitments and Contingencies

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

        From time to time HealthGate becomes the subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at December 31, 2003 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

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

        HealthGate leases all facilities under operating lease agreements and certain equipment under noncancelable capital lease agreements. Total rent expense under noncancelable operating leases was approximately $901,000, $410,000 and $338,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

        The future minimum commitments under all noncancelable leases and under agreements to license content from various unrelated third parties at December 31, 2003, were as follows:

	Operating Leases	Licensed Content
2004	$1,062,000	$464,000
2005	530,000	141,000
2006	54,000	28,000
Thereafter	—	—

Total future payments	$1,646,000	$633,000

10.    Other Related Party Transactions

        Through the Company's activePress service, HealthGate was the exclusive developer on the Web of a collection of approximately 320 full text journals for Blackwell Science. The Company's agreement with Blackwell Science, as amended, terminated in January 2002. HealthGate's results of operations for the years ended December 31, 2001, 2002 and 2003 include $1,624,000, $138,000 and $0, respectively, of revenue relating to this agreement. Blackwell Science is a principal stockholder of HealthGate. HealthGate believes that this agreement was an arms length agreement with terms no more or less favorable than agreements made with independent third parties.

        In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"). The agreement, as amended, expired in June 2003. Under the terms of this agreement, GEMS could sell HealthGate's standard CHOICE product and GEMS' branded enhanced versions of HealthGate's CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. In February 2003, HealthGate entered into a settlement agreement that established commissions due under this development and distribution agreement relating to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued. This amount was recorded as other income in the quarter ended March 31, 2003. HealthGate's results of operations for the years ended December 31, 2001 include $865,000 of revenue from GEMS. No revenue was recognized from GEMS in the years ended December 31, 2002 and 2003.

        In May 2003, HealthGate acquired 1,153,667 of its shares of common stock from GE Capital Equity Investments, Inc. and National Broadcasting Company, Inc. ("NBC"). These shares of stock were retired. General Electric Company and NBC also agreed to cancel without exercise warrants for the purchase of up to 463,266 shares of HealthGate common stock. As consideration for these shares and cancellation of the warrants, HealthGate transferred to NBC all HealthGate's rights to its general unsecured claim against Medical SelfCare, Inc. ("SelfCare"). In December 2000, SelfCare had made an assignment for the benefit of creditors. HealthGate had previously determined that a material recovery of its claim in the SelfCare liquidation was remote. At the time of the settlement, NBC was involved in litigation with SelfCare. In the quarter ended June 30, 2003, HealthGate's recorded a gain of approximately $92,000 in connection with this transaction. The gain was determined based on the fair value of HealthGate's stock based on the closing price on the Over-the-Counter Bulletin Board ("OTCBB") on the date of the transaction.

        In connection with the acquisition of EBM Solutions, HealthGate acquired the relationship with certain members of EBM Solutions' Consortium. Under HealthGate, the Academic Medical Center Consortium is comprised of Vanderbilt University Medical Center, Duke University Medical Center, Emory University Medical School and Oregon Health Sciences University. The Academic Medical Center Consortium assists with the ongoing development and routine updates of evidence-based guidelines for physicians and patients. Each academic medical center has appointed an experienced physician to represent their institution on HealthGate's Clinical Advisory Committee. This committee, along with the Company's Medical Director and consultants, participates in the entire consumer education and clinical guideline development processes and medical review. The Academic Medical Center Consortium may supplement its medical review with outside specialists for review of certain procedure-based articles and fact sheets. As compensation for their participation in this Consortium, each member university is paid a quarterly cash fee, receives access to certain consumer content for free and earns a royalty of 1-2% of all qualifying revenues on sales of guideline products. In addition, one participating institution received a warrant to purchase 30,000 shares of HealthGate common stock at a price of $1.20 per share. For the year ended December 31, 2003, total expense related to the Academic Medical Center Consortium was $15,000 of which $14,000 was reclassified from expense to a reduction to revenue in accordance with EITF 01-09.

11.    Distribution Agreement

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

12.    Geographic and Segment Information

        HealthGate operates in one segment, which is providing healthcare content and tools to institutions and their constituents through the Internet. HealthGate's revenue from external customers was derived from the following:

	Year ended December 31,
	2001	2002	2003
United States	$7,010,838	$6,054,354	$6,059,772
United Kingdom	1,639,559	138,421	—

	$8,650,397	$6,192,775	$6,059,772

        Substantially all of HealthGate's long-lived assets were located in the United States for all periods presented.

13.    Medical Self Care, Inc. Arrangement

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

        HealthGate continued to monitor the liquidation of SelfCare throughout 2001. Based on the information provided to HealthGate by DSI during the fourth quarter of 2001, HealthGate determined that the likelihood of a material recovery of its claim in the SelfCare liquidation was remote. Accordingly, the results of operations for the year ended December 31, 2001 included recognition of $2,080,000 of other income as a result of reversing the remaining amounts relating to the SelfCare matters. HealthGate's balance sheets at December 31, 2002 and 2003 include no other amounts relating to the Company's relationship with SelfCare.

14.    NBC Internet, Inc. Arrangement

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

15.    Unaudited Quarterly Information

        HealthGate's unaudited quarterly results of operations for the years ended December 31, 2002 and 2003, in thousands, were as follows:

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$1,643	$1,503	$1,508	$1,539
Total costs and expenses	2,800	2,832	2,624	2,567
Total other income	40	83	17	55
Net loss	(1,117)	(1,246)	(1,099)	(973)
Basic and diluted net loss per share	$(0.19)	$(0.21)	$(0.18)	$(0.16)
Shares used in computing basic and diluted net loss per share	6,015	6,015	6,015	6,015
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue	$1,387	$1,539	$1,595	$1,539
Total costs and expenses	2,454	2,198	1,896	2,007
Total other income	863	109	10	123
Net loss	(204)	(550)	(291)	(345)
Basic and diluted net loss per share	$(0.03)	$(0.11)	$(0.07)	$(0.07)
Shares used in computing basic and diluted net loss per share	6,015	5,060	4,262	5,022

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. Selected Consolidated Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
HEALTHGATE DATA CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
HEALTHGATE DATA CORP. CONSOLIDATED BALANCE SHEETS
HEALTHGATE DATA CORP. CONSOLIDATED STATEMENTS OF OPERATIONS
HEALTHGATE DATA CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
HEALTHGATE DATA CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalents
HEALTHGATE DATA CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS