Form 10-K/A
period 2003-12-31
HEALTHGATE DATA CORP
filed 2004-04-29
CIK 1081630

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 2003 on Form 10-K as set forth in the pages attached hereto:

        Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; Principal Accountant Fees and Services, respectively. The information required by these Items is filed herewith by amendment pursuant to Rule 12b-15.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

HealthGate Data Corp.
Date: April 29, 2004	By:	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date: April 29, 2004	By:	/s/ VERONICA ZSOLCSAK Veronica Zsolcsak Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: April 29, 2004	By:	/s/ JULIE FURRIER Julie Furrier Chief Accounting Officer

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth certain information regarding HealthGate's directors and executive officers as of March 31, 2004.

Name	Age	Position
William S. Reece	38	Chairman of the Board of Directors, President and Chief Executive Officer
Veronica Zsolcsak	53	Chief Financial Officer, Treasurer and Secretary
Paul L. Harman	47	Vice President, Business Development
Jonathan J.G. Conibear(2)	52	Director
Edson D. de Castro(1)	65	Director
David Friend(1)(3)	55	Director
Harry R. Jacobson, M.D.(2)(3)	56	Director
William G. Nelson, Ph.D.(1)(3)	69	Director
Ford S. Worthy, JD(2)	47	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating Committee

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

        Veronica Zsolcsak has served as HealthGate's Chief Financial Officer, Treasurer and Secretary since September 2000. Previous to her joining HealthGate, from January 2000 to September 2000, Ms. Zsolcsak was Chief Financial Officer of Infinium, Inc. a provider of financial software applications. During 1999, Ms. Zsolcsak served as Vice President of Operations for Renaissance Worldwide, Inc., a business and technology consulting services company. From 1996 to 1998 Ms. Zsolcsak was Chief Financial Officer of Town & Country Corporation. She has also served as Chief Financial Officer and Vice President of Finance at DRI/McGraw-Hill (1990 to 1993) and held senior financial positions at Wang (1982-1990) and Digital Equipment Corporation (1977 to 1982).

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

        Jonathan J. G. Conibear has served as a member of HealthGate's Board of Directors since December 1996. In October 2001, Mr. Conibear became a managing director of Taylor and Francis, a United Kingdom academic research publisher. From 1986 to September 2001, Mr. Conibear served as Executive Director of Blackwell Science, Ltd., the largest publisher of medical societies' journals and one of the world's largest medical publishers, with headquarters in Oxford, U.K. From 1985 to 1997, Mr. Conibear had other responsibilities with Blackwell Science, including President, Blackwell Science Inc., Blackwell's U.S. subsidiary, Chair, Blackwell's Asian subsidiary, and Sales Director. From 1974 to 1985, Mr. Conibear served in various positions with Oxford University Press.

        Edson D. de Castro has served as a member of HealthGate's Board of Directors since December 1994. Since 1997, Mr. de Castro has been a self-employed business consultant. From 1992 to 1997, Mr. de Castro was Chairman of Xenometrix, Inc., a biotechnology company. From 1989 to 1990, Mr. de Castro was Chairman of the Board of Directors of Data General Corporation. From 1968 to 1989, Mr. de Castro served as President and Chief Executive Officer of Data General. Mr. de Castro is a director of AVAX Technologies, Inc., a biopharmaceutical company, and a director of VCampus Corp., a publisher of educational courseware for Internet training programs. Mr. de Castro is also a trustee of Boston University and a Member of the Clark University Graduate School of Management Advisory Council. Mr. de Castro is also a Member of the Corporation of Partners Healthcare System, Inc.

        David Friend has served as a member of HealthGate's Board of Directors since April 1995. He is a Partner with the venture capital firm Orchid Partners. From 1999 to 2003, Mr. Friend was president and CEO of Sonexis, Inc., a telecommunications hardware company where he is currently the Chairman of the Board. From 1995 through December 1999, Mr. Friend served as Chairman of the Board of Directors of FaxNet Corp., a provider of messaging services to the telecommunications industry. During 1994 and 1995, Mr. Friend served as a lecturer at Massachusetts Institute of Technology. From 1983 to 1994, Mr. Friend served as Chairman of the Board of Directors of Pilot Software, an international software firm. Mr. Friend has also been a director of GEAC Computer Corporation, Limited since 2001.

        Harry R. Jacobson, M. D. has served as a member of HealthGate's Board of Directors since October 2003. Dr. Jacobson is Vice Chancellor for Health Affairs and Professor of Medicine at Vanderbilt University Medical Center. In 1985, Dr. Jacobson joined the Vanderbilt faculty as Professor of Medicine and Director of the Division of Nephrology. From 1978 to 1985, Dr. Jacobson was on the faculty of the University of Texas Southwestern Medical Center at Dallas. From 1976 to 1978, he served as Chief of the Renal Section of the U.S. Army Surgical Research Center at Brooke Army Medical Center. Dr. Jacobson is a member of numerous professional organizations, including the Institute of Medicine of the National Academy of Sciences, the American Society of Nephrology, the International Society of Nephrology, the American Society of Clinical Investigation, and the Association of American Physicians. He is a founder of Renal Care Group and is a member of its Board of Directors. Dr. Jacobson has served as Chairman of EBM Solutions, Inc. since 1999.

        William G. Nelson, Ph.D. has served as a member of HealthGate's Board of Directors since October 2000. Since 1990, Dr. Nelson has been the Chairman of the Board of Directors of HarrisData Corp., a computer software company. Since 1999, Dr. Nelson has also been the Chairman of the Board of Directors of Repository Technologies Inc., a computer software company. Dr. Nelson has been a director of GEAC Computer Corporation, Limited since 1988, additionally from June 1996 through October 2000, Dr. Nelson served as the Chairman of the Board of Directors of GEAC, and from September 1996 until April 1999, he also served as its Chief Executive Officer and President. Since 1986, Dr. Nelson has also served as a director of Manugistics Group, Inc., a provider of intelligent supply chain optimization solutions for enterprises and evolving eBusiness trading networks. Since 2002, Dr. Nelson has served as a director of Catalyst International Inc., a supplier of supply chain management software. Dr. Nelson is a General Partner with Orchid Partners, a venture capital firm. From December 1991 to December 1994, Dr. Nelson was President and Chief Executive Officer of Pilot Software, Inc. Dr. Nelson also serves as a trustee of Swarthmore College.

        Ford S. Worthy, has served as a member of HealthGate's Board of Directors since October 2003. Since 1997, Mr. Worthy has been a Partner at A. M. Pappas & Associates, LLC, a venture capital firm. From 1995 until 1997, Mr. Worthy was a corporate and securities attorney for Womble Carlyle Sandridge & Rice and was a member of that firm's Emerging Businesses practice group. Mr. Worthy is currently a director of EBM Solutions, Inc.

        Executive officers of HealthGate are elected by the board of directors on an annual basis and serve at the pleasure of the board of directors. There are no family relationships among any of the Company's executive officers or directors.

        Effective with the closing of HealthGate's initial public offering in January 2000, the Company's board of directors was divided into three classes, each of whose members serve for staggered three-year terms. One class of directors will be elected each year at the annual meeting of stockholders for a term of three years. Mr. Conibear and Mr. Worthy presently serve as Class II Directors whose term expires at the annual meeting of stockholders in 2004; Mr. de Castro, Mr. Reece and Dr. Jacobson presently serve as Class III Directors whose term expires at the annual meeting of stockholders in 2005; Mr. Friend and Dr. Nelson presently serve as Class I Directors whose term expires at the annual meeting of stockholders in 2006. All directors will hold office until their successors have been duly elected and qualified.

Audit Committee Financial Expert

        The Board of Directors of HealthGate have determined that Mr. de Castro, Chairman of the Audit Committee, is an "audit committee financial expert," as defined in the rules of the SEC, and is "independent" as defined in Rule 4200 (a)(15) of NASD's listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely on a review of Forms 3, 4, and 5 furnished to HealthGate pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 (the "Exchange Act") during and with respect to its most recent fiscal year, as well as written representations furnished to HealthGate by reporting persons, all persons subject to Section 16 of the Exchange Act with respect to HealthGate have filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that due to a clerical error, Dr. Jacobson's Form 4 reporting the open market purchase of a total of 1,483 shares of HealthGate common stock at $0.50 per share as custodian for his children and grandchildren on November 3, 6, and 11, 2003 was filed on December 3, 2003.

Code of Ethics

        In December 2003, the Board of Directors of HealthGate adopted a Code of Conduct and Ethics which is applicable to all employees, including the chief executive officer, chief financial officer, chief accounting officer and controller. HealthGate's Code of Conduct and Ethics is posted on the Company's website at www.healthgate.com. HealthGate intends to describe any amendments to its Code of Conduct and Ethics any waivers granted to HealthGate's chief executive officer, chief financial officer, chief accounting officer and controller under the Code of Conduct and Ethics on the Company's website at www.healthgate.com.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table summarizes the compensation paid to or earned by HealthGate's Chief Executive Officer and Chief Financial Officer, the two most highly compensated executive officers of HealthGate at December 31, 2003 (the "Named Executive Officers") whose total salary and bonus exceeded $100,000 for services rendered to HealthGate in all capacities during the year ended December 31, 2003.

						Long-term Compensation
	Annual Compensation
Name and Principal Position						Securities Underlying Options(#)(1)		All Other Compensation ($)(2)
	Year	Salary	Bonus
William S. Reece President and Chief Executive Officer	2003 2002 2001	$213,750 240,000 240,000	$	— — 96,650	(3)	150,000 99,150 83,333	(4) (5)	178 205 51
Veronica Zsolcsak Chief Financial Officer	2003 2002 2001	205,313 225,000 225,000		— — 42,866	(3)	120,000 54,999 8,333	(4) (5)	430 483 121

(1)
All references to number of shares have been adjusted to reflect the 3-for-1 reverse stock split effective July 1, 2001.

(2)
Represents payments made by the Company in the respective years for term life insurance premiums on behalf of the Named Executive Officers.

(3)
Includes amounts paid in February 2002 for bonuses earned in 2001.

(4)
Options granted pursuant to Option Exchange Offer. On November 27, 2001, HealthGate commenced an offer to exchange certain options to purchase shares of its common stock upon the terms and subject to the conditions described in the Offer to Exchange dated November 27, 2001, as amended (the "Option Exchange Offer"). Under the Option Exchange Offer, employees, including executive officers, were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. Pursuant to the Option Exchange Offer, on December 28, 2001, Mr. Reece elected to cancel options for the purchase of 99,150 shares and Ms. Zsolcsak elected to cancel options for the purchase of 54,999 shares. In accordance with the terms of the Option Exchange Offer, HealthGate granted new options to purchase common stock in exchange for such tendered options on July 8, 2002. The exercise price of the new options was $0.25 per share (equal to the fair value of HealthGate's common stock as quoted on the Over-the-Counter Bulletin Board on the date of grant).

(5)
Options subsequently cancelled pursuant to Option Exchange Offer. See Note 4, above.

Option Grants in Year Ended December 31, 2003

        The following table sets forth information concerning the individual grants of stock options to each of the Named Executive Officers who received grants during the fiscal year ending December 31, 2003. All options were granted under HealthGate's 1994 Stock Option Plan.

					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Individual Grant
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (%)(2)
Name			Exercise Price ($/Sh)	Expiration Date
					5%($)	10%($)
William S. Reece	150,000	24.42%	0.055	01/29/08	2,279	5,037
Veronica Zsolcsak	120,000	19.54%	0.055	01/29/08	1,823	4,029

(1)
Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of HealthGate's stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. The actual gains, if any, on the stock option exercises will depend on the future performance of the common stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised and the underlying shares are sold.

(2)
In 2003, HealthGate granted options to its employees to purchase an aggregate of 614,144 shares of common stock.

Aggregated Option Exercises In 2003 And 2003 Year-End Option Values

        The following table sets forth certain information with respect to the number and value of option exercises in 2003 and unexercised options held by the Named Executive Officers on December 31, 2003.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)
					Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
William S. Reece	—	—	213,039	119,444	34,643	44,438
Veronica Zsolcsak	—	—	84,302	165,697	22,710	50,689

(1)
The value of unexercised in-the-money options represents the difference between $0.45 (the closing price of HealthGate's common stock as quoted on the Over-the-Counter Bulletin Board on December 31, 2003, the last day of HealthGate's fiscal year), and the exercise price of the stock options, multiplied by the number of shares subject to the stock options.

Compensation of Directors

        Directors of HealthGate who are also employees of the Company did not receive additional compensation for serving as Directors.

        Beginning in February 2003, each of HealthGate's non-employee Directors received $2,700 per quarterly Board of Directors' meeting attended, $450 per Committee meeting attended, and $450 per monthly Board of Directors' conference call attended. This represents a 10% reduction in director fees.

Directors are also reimbursed, upon request, for expenses incurred in attending each Board of Directors' meeting.

        Additionally, as compensation for their services, each of HealthGate's non-employee Directors is granted stock options under the Company's 1994 Stock Option Plan. These options have an exercise price equal to the Company's share price on the date of grant, vest quarterly in twelve equal installments based on continuing service as a director through each applicable quarter and have a five year term.

        In 2003, simultaneously with the reduction in cash fees payable to Directors, the number of options issued to non-employee Directors for their services was increased from 3,333 per year (or 10,000 for a three year period) to 11,666 per year (or 35,000 for a three-year period). Accordingly, in January 2003 stock options for an additional 25,000 shares over a three year period (which when combined with the previous grants of 3,333 annually provides for 11,666 shares annually) were granted for the continuing services of each of the six non-employee directors. The January 2003 options were granted under HealthGate's 1994 Stock Option Plan, have an exercise price of $0.055 per share (which was the closing price for HealthGate's common stock as reported by Over-the-Counter Bulletin Board at the time of grant), and like other non-employee director options vest quarterly over three years based on continuing service as a director and expire in five years (January 2008).

        Upon their election to the Board of Directors in October 2003, each of Dr. Jacobson and Mr. Worthy were granted stock options for 35,000 shares of HealthGate's Common Stock (which vest quarterly over 3 years). The exercise price of these options is $0.70, which is equal to the closing price for HealthGate's common stock as reported by the Over-the-Counter Bulletin Board on the date of grant.

Employment Contracts, Termination of Employment, and Change-In-Control Arrangements

        Under an employment agreement dated October 1, 1995, HealthGate agreed to employ Mr. Reece as Chairman of the Board, President and Chief Executive Officer of HealthGate for a period of three years beginning on October 1, 1995, to be automatically renewed on an annual basis, unless either party does not wish to extend the employment agreement, in which case the agreement will terminate three years from the applicable renewal date. Under the agreement, Mr. Reece's minimum base salary is subject to annual review by the Board of Directors. Mr. Reece is also eligible to participate in any bonus programs HealthGate adopts. Mr. Reece's 2003 annual base salary was reduced to $216,000 in February 2003. Mr. Reece voluntarily further reduced his annual base pay to $195,000 for the period October 16 through December 31, 2003. Mr. Reece did not receive any bonuses under HealthGate's 2003 Executive Bonus Plan.

        HealthGate may terminate Mr. Reece's employment for malfeasance, nonfeasance or breach of the employment agreement, as determined by 75% of the Board of Directors. If the Company terminates Mr. Reece's employment for malfeasance, nonfeasance or breach of the employment agreement, Mr. Reece will be entitled to receive a lump sum severance payment equal to 12 months' compensation at his then current base salary, the amount of any bonus paid to him in the previous contract year, and any accrued bonus through the date of termination, plus any benefits to which he is entitled for 12 months following the date of termination. The Company may also terminate Mr. Reece's employment if Mr. Reece is convicted of a felony involving HealthGate. If the Company terminates Mr. Reece's employment for conviction of a felony involving HealthGate, Mr. Reece will not be entitled to any further compensation under the employment agreement, except as may be required by applicable law.

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

        HealthGate has agreed that if it terminates the employment of certain employees, including Veronica Zsolcsak, Chief Financial Officer, and Paul Harman, Vice President, Business Development, without cause, the employee shall be entitled to severance payments comprising the employee's then current base salary and then current health care coverage for six months from the date of termination.

Compensation Committee Interlocks and Insider Participation

        None of HealthGate's executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company's Board of Directors or Compensation Committee. HealthGate's Compensation Committee currently consists of Mr. Conibear, Dr. Jacobson and Mr. Worthy, none of whom has ever been an officer or employee of HealthGate.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information with respect to the beneficial ownership of HealthGate's Common Stock as of April 27, 2004 by: (a) each person who the Company knows owns beneficially more than 5% of the Company's Common Stock; (b) each of the Company's Directors; (c) each of the Named Executive Officers; and (d) all of the Company's Directors, nominees and executive officers as a group. Unless otherwise indicated, the mailing address for each person and business entity listed below is c/o HealthGate Data Corp., 25 Corporate Drive, Suite 310, Burlington, MA 01803.

Beneficial Owner	Shares Beneficially Owned	Percent Beneficially Owned(1)
EBM Solutions, Inc.(2) 5409 Maryland Way, Suite 310 Brentwood, TN 37027	1,085,381	18.7%
William S. Reece(3)	781,535	13.8%
Blackwell Science Ltd.(4) Oxney Mead, Oxford OX2 OEL, United Kingdom	673,990	12.3%
Barry M. Manuel, M.D.(5) 65 Wellesley Road Belmont, MA 02478	395,933	7.2%
Ford S. Worthy(6)	453,824	8.1%
Harry R. Jacobson, M.D.(7)	235,288	4.3%
David Friend(8)	219,621	4.0%
William G. Nelson, Ph.D.(9)	161,274	2.9%
Veronica M. Zsolcsak(10)	104,999	1.9%
Paul Harman(11)	101,500	1.8%
Edson D. de Castro(12)	67,650	1.2%
Jonathan J.G. Conibear(13)	21,667	*
Executive Officers and directors as a group (9 persons)(14)	2,147,358	35.1%

*
Less than one percent of outstanding shares.

(1)
Percentage ownership is based on 5,469,766 shares outstanding as of April 27, 2004. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of April 27, 2004 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)
Includes 333,333 shares of common stock issuable pursuant to a warrant granted to EBM Solutions, Inc.

(3)
Includes 194,983 shares of Common Stock issuable to Mr. Reece upon the exercise of stock options.

(4)
Includes 88,759 shares owned by Blackwell Wissenschafts-Verlag GmbH, a wholly owned subsidiary of Blackwell Science.

(5)
Includes 395,933 shares owned by Dr. Manuel, of which 105,760 shares are held in trusts for which Dr. Manuel serves as trustee for the benefit of his children and grandchildren. Dr. Manuel disclaims beneficial ownership of the 105,760 shares held in trust for the benefit of his children and grandchildren.

(6)
Includes 231,399 shares owned by EBM Solutions, Inc., which are expected to be distributed to A.M. Pappas Life Sciences Ventures I, L.P. ("A.M. Pappas") upon EBM Solutions, Inc.'s anticipated liquidation and 111,111 shares owned by A.M. Pappas. Mr. Worthy is a Partner of AMP&A Management I, LLC, the general partner of A.M. Pappas. Amount also includes 102,564 shares of common stock issuable pursuant to a warrant granted to EBM Solutions, Inc. Such warrant shares are expected to be distributed to A.M. Pappas upon EBM Solutions, Inc.'s anticipated liquidation. Mr. Worthy disclaims beneficial ownership of these shares and warrants presently held by EBM Solutions, Inc. Includes 8,750 shares of Common Stock issuable to Mr. Worthy upon exercise of stock options.

(7)
Includes 4,000 shares held indirectly as the custodian for his children and grandchildren. Dr. Jacobson disclaims beneficial ownership of such shares. Also includes 115,700 shares owned by EBM Solutions, Inc. which are expected to be distributed to Dr. Jacobson upon EBM Solutions, Inc.'s anticipated liquidation and 51,282 shares of common stock issuable pursuant to a warrant granted to EBM Solutions, Inc. Such warrant shares are expected to be distributed to Dr. Jacobson upon EBM Solutions, Inc.'s anticipated liquidation. Dr. Jacobson disclaims beneficial ownership of these shares and warrants presently held by EBM Solutions, Inc. Includes 8,750 shares of Common Stock issuable to Dr. Jacobson upon exercise of stock options

(8)
Includes 24,179 shares of Common Stock issuable to Mr. Friend upon exercise of stock options.

(9)
Includes 12,499 shares of Common Stock issuable to Dr. Nelson upon exercise of stock options.

(10)
Includes 104,999 shares of Common Stock issuable to Ms. Zsolcsak upon exercise of stock options.

(11)
Includes 96,667 shares of Common Stock issuable to Mr. Harman upon exercise of stock options.

(12)
Includes 24,179 shares of Common Stock issuable to Mr. de Castro upon exercise of stock options.

(13)
Includes 21,667 shares of Common Stock issuable to Mr. Conibear upon exercise of stock options.

(14)
Includes 496,673 shares of Common Stock issuable upon exercise of stock options, and 153,846 shares of common stock issuable upon exercise of stock warrants.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems pursuant to which the Company agreed to develop GE Medical Systems branded enhanced versions of the Company's CHOICE Web site product and granted GE Medical Systems a license to sell the Company's CHOICE Web site product. In June 2000, 2001 and 2002, the development and distribution agreement was renewed for additional one-year periods. GE Medical Systems made no payments to HealthGate pursuant to this agreement in 2002. In February 2003, HealthGate entered into a settlement agreement with GE Medical Systems pursuant to which HealthGate paid GE Medical Systems approximately $70,000 for commissions due under this development and distribution agreement for the calendar years 1999 through 2002. General Electric Company, including its affiliates, was a principal stockholder of HealthGate until May 2003.

        In May 2003, HealthGate Data Corp. acquired 835,485 shares of its common stock from GE Capital Equity Investments, Inc. and 318,182 shares of its common stock from National Broadcasting Company, Inc. (NBC). The 1,153,667 shares represented more than 19% of all HealthGate's outstanding shares. General Electric Company and NBC also agreed to cancel without exercise warrants for the purchase of up to 463,266 shares of HealthGate common stock. As consideration for these shares and cancellation of the warrants, HealthGate did not pay cash, but rather transferred to NBC all HealthGate's rights to its general unsecured claim against Medical SelfCare, Inc. ("SelfCare"). In December 2000 SelfCare had made an assignment for the benefit of creditors. HealthGate had previously determined that a material recovery of its claim in the SelfCare liquidation was remote. At the time of the transaction, NBC was involved in litigation with SelfCare.

        On October 27, 2003, HealthGate acquired substantially all of the assets and certain liabilities of privately-held EBM Solutions, Inc. ("EBM Solutions"), a provider of evidence-based medical guidelines and care management applications. In conjunction with the acquisition, HealthGate issued to EBM Solutions 752,048 shares of HealthGate's common stock and a warrant to purchase an additional 333,333 shares of HealthGate's common stock with an exercise price of $1.20 per HealthGate share. In connection with the acquisition, certain stockholders of EBM Solutions purchased from HealthGate 333,333 shares of HealthGate common stock for $1.20 per share. Through this acquisition HealthGate acquired 115 evidence-based clinical guidelines and related intellectual property and technology. Harry R. Jacobson, M.D. and Ford S. Worthy, who are directors of EBM Solutions, were elected directors of HealthGate immediately following the closing of this transaction. Harry R. Jacobson, M.D. is a 15.4% stockholder of EBM Solutions and purchased 55,556 shares of HealthGate common stock at $1.20 per share in the transaction. Ford S. Worthy is a partner of AMP&A Management I, LLC, the general partner of A.M. Pappas Life Science Ventures I, L.P., which is a 30.4% stockholder of EBM Solutions, and which purchased 111,111 shares of HealthGate common stock at $1.20 per share in the transaction. Vanderbilt University, where Harry R. Jacobson, M.D is Vice Chancellor for Health Affairs and Professor of Medicine at Vanderbilt University Medical Center, is a 15.4% stockholder in EBM Solutions and purchased 55,556 share of HealthGate common stock at $1.20 per share in the transaction.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following table sets forth invoiced and estimated fees incurred by HealthGate from its principal accountant for the years ended December 31 2003 and 2002.

	2003	2002
Audit fees	$223,695	$200,370
Audit-related fees (1)	39,050	7,365
Tax fees (2)	—	14,300
All other fees	—	—

Total	$262,745	$222,035

(1)
This category consists of fees related to the acquisition of substantially all of the assets and certain liabilities of EBM Solutions, Inc. including an attempted audit in 2003, and the acquisition of the assets of The Natural Pharmacist in 2002.

(2)
This category consists of fees related to tax compliance services and tax planning and advice.

        In April 2003, HealthGate's Audit Committee adopted Pre-Approval Policies and Procedures for Audit and Non-Audit Services. Pursuant to these policies and procedures, the Audit Committee is to annually review and pre-approve the independent audit firm's year-end audit and new fiscal year quarterly reviews as well as other known or anticipated audit or non-audit services. During the course of the year, the Audit Committee (or the Chairman of the Audit Committee, provided he or she reports such approval at the next Audit Committee meeting) may pre-approve additional non-audit services that have not been pre-approved at the initial review.

QuickLinks

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.