Form 10-Q
period 2004-03-31
HEALTHGATE DATA CORP
filed 2004-05-12
CIK 1081630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

        The number of shares outstanding of the registrant's common stock as of April 21, 2004 was 5,469,766.

HealthGate Data Corp.
FORM 10-Q
For the Quarter Ended March 31, 2004

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	27
Signatures		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$2,484,879	$3,431,230
Accounts receivable, including $15,000 and $0 from a related
party and net of allowance for doubtful accounts of $2,278 and $1,818 at March 31, 2004 and December 31, 2003, respectively	874,492	158,989
Prepaid expenses and other current assets	413,992	110,675

Total current assets	3,773,363	3,700,894
Fixed assets, net	249,312	281,524
Intangible assets, net	435,788	546,585
Goodwill	231,468	231,468
Other assets	318,760	318,613

Total assets	$5,008,691	$5,079,084

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$642,000	$375,309
Accrued expenses	1,397,630	1,796,181
Deferred revenue	2,451,416	2,083,924

Total current liabilities	4,491,046	4,255,414
Other long-term liabilities	149,909	299,818

Total liabilities	4,640,955	4,555,232

Commitments and contingencies (Notes 4 and 7)	—	—
Stockholders' equity:
Common stock, $.03 par value;
Authorized: 100,000,000 shares
Issued and outstanding: 5,469,766 and 5,382,185 shares at
March 31, 2004 and December 31, 2003, respectively	164,092	161,465
Additional paid in capital	99,921,182	99,918,667
Accumulated deficit	(99,717,538)	(99,556,280)

Total stockholders' equity	367,736	523,852
Total liabilities and stockholders' equity	$5,008,691	$5,079,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Revenue, including revenue from related parties of of $3,750 and $0
for the three months ended March 31, 2004 and March 31, 2003, respectively	$1,511,661	$1,387,271
Costs and expenses:
Cost of revenue	412,814	833,914
Research and development	378,582	508,570
Sales and marketing	297,850	233,031
General and administrative	615,400	879,513

Total costs and expenses	1,704,646	2,455,028

Loss from operations	$(192,985)	$(1,067,757)
Interest and other income, net	31,727	863,961

Net loss	$(161,258)	$(203,796)

Basic and diluted net loss per share	$(0.03)	$(0.03)
Shares used in computing basic and diluted net loss per share	5,416,596	6,014,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash flows from operating activities:
Net loss	$(161,258)	$(203,796)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	173,143	602,586
Changes in assets and liabilities:
Accounts receivable	(715,503)	(660,078)
Prepaid expenses and other current assets	(303,317)	102,835
Other assets	(147)	20,833
Accounts payable	266,691	(424,050)
Accrued expenses	(398,551)	(685,613)
Deferred revenue	367,492	732,424
Other long-term liabilities	(149,909)	(98,706)

Net cash used in operating activities	(921,359)	(613,565)

Cash flows from investing activities:
Purchases of fixed assets	—	(40,564)
Expenditures for capitalized software	(30,134)	(28,516)

Net cash used in investing activities	(30,134)	(69,080)

Cash flows from financing activities:
Payment of capital lease obligation	—	(5,821)
Purchase of common stock	5,142	—

Net cash provided by (used in) financing activities	5,142	(5,821)

Net decrease in cash and cash equivalents	(946,351)	(688,466)
Cash and cash equivalents, beginning of period	3,431,230	4,449,087

Cash and cash equivalents, end of period	$2,484,879	$3,760,621

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

        On October 27, 2003, HealthGate acquired substantially all of the assets and certain liabilities of privately-held EBM Solutions, Inc. ("EBM Solutions"), a provider of evidence-based medical guidelines and care management applications. Under the terms of the agreement, HealthGate issued to EBM Solutions 752,048 shares of HealthGate's common stock and a warrant to purchase an additional 333,333 shares of HealthGate's common stock with an exercise price of $1.20 per HealthGate share. Certain stockholders of EBM Solutions concurrently purchased from HealthGate 333,333 shares of HealthGate common stock for $1.20 per share. HealthGate recorded the acquisition pursuant to the purchase accounting provisions of Statement of Financial Accounting Standards No. 141.

        HealthGate's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. At March 31, 2004, the Company had approximately $2,485,000 of cash and cash equivalents and negative working capital of approximately $718,000. The Company has incurred net losses in every fiscal year since inception. For the three months ended March 31, 2004, the Company incurred a net loss of approximately $161,000 and negative cash flows from operations of $921,000. Additionally, as of March 31, 2004, the Company had an accumulated deficit of approximately $99,718,000.

        The Company has taken numerous actions to substantially reduce operating cash outflows. These actions included settling commissions owed under development and distribution agreement, workforce reductions, and amending or canceling several content arrangements. Management believes that these actions have not impaired the Company's ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

        HealthGate is subject to some of the risks and uncertainties common to technology companies, including rapid technological developments, reliance on continued development and acceptance of the electronic healthcare content industry and intense competition.

        The accompanying unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements included in HealthGate's Form 10-K for the year ended December 31, 2003. However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. Net Loss Per Share

        Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the assumed exercise of stock options and warrants are anti-dilutive for all periods presented. As of March 31, 2004, options to purchase 1,029,209 shares of the Company's common stock were outstanding, and warrants to purchase 363,333 shares of the Company's common stock were outstanding.

3. Revenue Recognition

        HealthGate primarily derives revenue from licensing access to its content and tools. HealthGate also enters into publishing agreements with print publishers.

        HealthGate records revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition". Revenue from fixed fee services arrangements is recognized ratably over the term of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate's authorized reseller, which generally ranges from one to three years. Revenue from usage fees is recognized when the service has been provided and the usage reporting from the customer has been received by HealthGate. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate's past collections experience, the customer's payment history and evaluation of the customer's financial condition. If collection is not deemed probable, revenue recognition does not begin until cash is received.

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

        During 2003, the Company's subtenant defaulted on the sublease. As a result, the Company reevaluated the assumptions underlying the accrual and recorded additional lease exit costs of approximately $106,000 in the quarter ended June 30, 2003. During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new tenant for a portion of the Company's excess space for the remaining term of HealthGate's office lease. As a result, the Company reevaluated the assumptions underlying the accrual. This analysis included significant estimates including the amount of rent that HealthGate believes will ultimately be collectible based on the tenant's limited operating history and current operating performance. This analysis resulted in a reduction in HealthGate's estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003. Total lease exit expenses were $77,000 for the year ended December 31, 2003.

        The activity for the three months ended March 31, 2004 relating to the accrual is as follows:

Liability at December 31, 2003	$889,156
Payments	(149,909)
Payments received from tenant	17,800

Liability at March 31, 2004	757,047
Less: current portion	(607,138)

Other long-term liabilities	$149,909

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

        Total consideration given by HealthGate consisted of 752,048 shares of HealthGate's common stock valued $0.69 per share based on the average market price of HealthGate's common stock on the OTCBB for the three days preceding and the three days succeeding the announcement of the proposed transaction, for a total value of $519,000. HealthGate also issued a warrant to EBM Solutions to purchase an additional 333,333 shares of HealthGate common stock at a price of $1.20 per share. The fair value of this warrant was determined to be $74,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. In connection with the acquisition, certain investors in EBM Solutions also purchased 333,333 shares of unregistered stock of HealthGate on the date of the closing of this transaction at a price per share of $1.20. These shares were valued at $233,000, using the closing price of HealthGate's common stock on the OTCBB on the date on which the shares were purchased. A warrant to purchase 30,000 shares of HealthGate's common stock at a price of $1.20 per share was also issued to a member of the Academic Medical Center Consortium in connection with this transaction. The fair value of this warrant was determined to be $7,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. HealthGate also incurred certain direct transaction costs in connection with this transaction of approximately $127,000. Based on these assumptions, total consideration given was calculated to be approximately

$960,000. The following table describes the purchase price allocation to the net assets based on their value at the date of acquisition, in accordance with the provisions of SFAS No. 141.

Cash	$504,000
Accounts receivable	190,000
Liabilities	(245,000)
Deferred revenue	(267,000)
Fixed assets	13,000
Technology	149,000
Medical guidelines	173,000
Customer contracts	212,000
Goodwill	231,000

Allocation of Purchased Assets	$960,000

        HealthGate's consolidated financial statements include the cash flows and results of operations from the EBM Solutions acquisition subsequent to the acquisition date October 27, 2003. Despite HealthGate's good faith efforts, due to a lack of reliable, historical documentation concerning EBM Solutions' financial operations prior to its acquisition by HealthGate, HealthGate is unable to provide pro forma information regarding results of operations for the three months ended March 31, 2003.

6. Intangible Assets and Goodwill

        Intangible assets are recorded at their fair market value at the date of acquisition and amortized over their useful lives. Purchased content acquired in February 2002, as part of the acquisition of certain assets of The Natural Pharmacist ("TNP"), is being amortized on a straight-lined basis over three years. Purchased content and customer relationships acquired as part of the acquisition of certain assets and liabilities of EBM Solutions are being amortized based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the estimated useful life of four years. Technology assets acquired as part of the EBM Solutions transaction were amortized on a straight-line basis over three months ending January 2004. Goodwill of $231,000 was recorded as part of the EBM Solutions transaction at the excess of the purchase consideration over the fair market value of net assets acquired and will be tested on at least an annual basis for impairment. All intangible assets are tested for impairment when a qualifying event occurs that suggests such an impairment may have occurred. Amortization of intangible assets was $110,000 and $29,000 for the three months ended March 31, 2004 and 2003, respectively.

7. Commitments and Contingencies

        HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of March 31, 2004 totaled approximately $702,000.

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

        From time to time HealthGate becomes subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at March 31, 2004 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

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

8. Related Party Transactions and Other Income

        In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"). The agreement, as amended, was terminated in June 2003. Under the terms of this agreement, GEMS could have sold HealthGate's standard CHOICE product and GEMS' branded enhanced versions of HealthGate's CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. In February 2003, HealthGate entered into a settlement agreement that established commissions due under this development and distribution agreement relating to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued and was recorded as other income in the quarter ended March 31, 2003.

        Vanderbilt University Medical Center is a member of the HealthGate's Academic Medical Center Consortium. In connection with the acquisition of EBM Solutions, Harry R. Jacobson, M.D. joined the

Company's Board of Directors in October 2003. Dr. Jacobson is Vice Chancellor for Health Affairs and Professor of Medicine at Vanderbilt University Medical Center. For the three months ended March 31, 2004, net revenue from Vanderbilt University Medical Center was approximately $4,000.

9. Research and Development and Software Development Costs

        Costs incurred in the research and development of HealthGate's content and products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the three months ended March 31, 2004 and 2003, development costs of approximately $30,000 and $29,000, respectively, were capitalized. These costs will be amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

10. Stock Based Compensation

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

        The following table illustrates the effect on net loss and net loss per share if HealthGate had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the three months ended
	March 31, 2004	March 31, 2003
Net loss as reported	$(161,258)	$(203,796)
Add: stock-based employee compensation included in reported net loss	—	—
Deduct: total stock-based compensation expense determined under the fair value method for all awards	(16,283)	(21,224)

Pro forma net loss	(177,541)	(225,020)
Basic and diluted net loss per share
As reported	$(0.03)	$(0.03)
Pro forma	(0.03)	(0.04)

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

        At March 31, 2004, the Company had $2,485,000 of cash and cash equivalents and $718,000 of negative working capital, including $2,451,000 of deferred revenue. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the three months ended March 31, 2004, the Company incurred a net loss of $161,000, and negative cash flows from operations of $921,000. Additionally, as of March 31, 2004, the Company had an accumulated deficit of $99,718,000.

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

        Based on HealthGate's forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations through the next twelve months. The Company's future beyond twelve months is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

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

        Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted. As a result, HealthGate has reclassified $17,000 and $0 for the

Academic Medical Center Consortium fees from expense to a reduction in revenue for the three months ended March 31, 2004 and 2003, respectively. Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments. If HealthGate reached different conclusions, reported revenues could have been materially different.

        In October 2002, HealthGate and HCA-Information Technology & Services Inc. ("HCA-Information") entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement. As of March 31, 2004, the Company was providing access to its content to 272 authorized entities under this agreement. The Company signed another agreement with HCA-Information effective March 2004 through February 2005 for access to the Company's HealthGateWay newsletter.

        In 2002, HealthGate began entering into publishing agreements with print publishers. Revenue from licensing electronic content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long as HealthGate has no material future obligations.

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

        Software Development and Content Development Costs.    Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes certain costs, primarily internal labor, incurred during the application development stage of software developed for internal use. These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended purpose. For the three months ended March 31, 2003, amortization of software development costs was $233,000. During the three months ended March 31, 2003, development costs totaling $29,000 were capitalized relating to three projects which were placed in service during the second quarter of 2003. During the three months ended March 31, 2004, development costs totaling $30,000 were capitalized. These software projects are expected to be completed during 2004, and the Company will amortize these costs into cost of revenue on a straight-line basis over the estimated one-year life of the underlying software. Amortization of capitalized software for the three months ended March 31, 2004 totaled approximately $30,000. HealthGate has made significant judgments in estimating the useful life of the capitalized software to be one year. Operating results would be materially different if a different useful life were used.

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

        During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company's excess space for the remaining term of HealthGate's office lease. As a result, the Company reevaluated the assumptions underlying the accrual. This analysis included significant estimates including the amount of rent that HealthGate believes will ultimately be collectible based on the new subtenant's limited operating history and current operating performance. This analysis resulted in a reduction in HealthGate's estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003. No adjustments to lease exit costs were made in the quarter ended March 31, 2004.

        Acquisition of EBM Solutions.    On October 27, 2003, HealthGate acquired substantially all the assets and certain liabilities of EBM Solutions Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated October 3, 2003.

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

        With the assistance of an independent valuation company, HealthGate identified and valued the intangible assets acquired as part of this transaction. Those intangible assets were determined to be purchased tools and content, customer contracts, technology assets and goodwill.

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

        Despite HealthGate's good faith efforts, due to a lack of reliable, historical documentation concerning EBM Solutions' financial operations prior to its acquisition by HealthGate, HealthGate is unable to provide pro forma information regarding results of operations for the three months ended March 31, 2003.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 with the Three Months Ended March 31, 2003

Revenue

        Total revenue for the three months ended March 31, 2004 increased by $124,000 or 9% to $1,512,000 compared to total revenue of $1,387,000 for the three months ended March 31, 2003. This increase is primarily attributable to revenues from evidence-based medical guidelines acquired as part of the acquisition of the assets and certain liabilities of EBM Solutions. Substantially all of the revenue in both periods was derived from licensing access to content and tools.

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement. The Company signed another agreement with HCA-Information effective March 2004 through February 2005 for access to the Company's HealthGateWay newsletter. Revenue from HCA-Information was $275,000 during each of the three months ended March 31, 2004 and 2003.

        The three months ended March 31, 2004 included revenue of $275,000 (18%) from HCA-Information and $230,000 (15%) from Veterans Administration, serviced by HealthGate as a subcontractor to PlanetGov, the current prime contractor to Veterans Administration. The three months ended March 31, 2003 included revenue of $275,000 (20%) from HCA-Information. No other customers accounted for more than 10% of the Company's revenue for the periods.

        For the three months ended March 31, 2004, net related party revenue was $4,000 from Vanderbilt University Medical Center. There was no related party revenue for the quarter ended March 31, 2003.

Costs and Expenses

        Cost of Revenue.    Cost of revenue consists primarily of costs involved with providing services, royalties associated with licensed content, related equipment and software costs, as well as amortization of acquired intangible assets. Cost of revenue decreased by $421,000 to $413,000 in the three months ended March 31, 2004 from $834,000 in the three months ended March 31, 2003. This decrease of approximately 50% primarily relates to lower depreciation and amortization expense in the current quarter resulting from completion of amortization of capitalized software development costs for software which amortization was completed in the first quarter of 2003. Because of lower costs in the current quarter, cost of revenue as a percentage of total revenue decreased from 60% for the three months ended March 31, 2003 to 27% for the three months ended March 31, 2004. The Company currently expects expenses related to cost of revenue to be relatively consistent for the remainder of 2004.

        Research and Development.    Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's service offerings. These expenses decreased by $130,000 to $379,000 for the three months ended March 31, 2004 from $509,000 for the three months ended March 31, 2003, due primarily to savings in salaries and related costs for technical and development personnel made possible through operating efficiencies. During the three months ended March 31, 2004, approximately $30,000 of software development costs were capitalized. These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use. During the three months ended March 31, 2003, software development costs totaling $29,000 were capitalized. These costs began being amortized into cost of revenue over the one-year estimated life of the related software in the second quarter of 2003.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising. These expenses increased by $65,000 to $298,000 in the three months ended March 31, 2004 from $233,000 in the three months ended March 31, 2003.    The current quarter includes increases in salaries and related costs relating to addition of sales and marketing personnel in the first quarter of 2004, partially offset by lower depreciation expense.

        General and Administrative.    General and administrative expenses consist primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. These expenses decreased by $265,000 to $615,000 in the three months ended March 31, 2004 from $880,000 in the three months ended March 31, 2003. This decrease primarily relates to cost containment measures that resulted in savings in salaries, hosting services and investor relations.

        Interest and Other Income, Net.    Interest and other income (net) includes interest income, interest expense, and other income. Interest income for the three months ended March 31, 2004 was $7,000 compared to $13,000 for the three months ended March 31, 2003. The decrease is the result of lower invested cash balances and lower interest rates in the current period. Interest expense for the three months ended March 31, 2003 was $1,000. There was no interest expense for the three months ended March 31, 2004. Other income, net for the three months ended March 31, 2003 was $852,000 versus $25,000 for the three months ended March 31, 2004. In February 2003, HealthGate entered into a settlement agreement that established commissions due under a development and distribution agreement related to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued and was recorded as other income in the three months ended March 31, 2003.

        Income Taxes.    HealthGate has incurred significant losses for all periods from inception through March 31, 2004. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company's lack of earnings history.

Liquidity and Capital Resources

        For the three months ended March 31, 2004, cash used in operating activities was $921,000. The Company's net loss of $161,000, reduced for non-cash expenses including depreciation and amortization of $173,000, was a net source of operating cash of $12,000. Increases in accounts receivable were a use of $716,000 in operating cash. Increases in prepaid expenses relating to prepayment of an annual insurance policy and prepayment of certain annual content license fees were a use of $303,000 in operating cash. Net changes in other operating assets and liabilities resulted in a net increase in operating cash of $86,000.

        For the three months ended March 31, 2003, cash used in operating activities was $614,000. The Company's net loss of $204,000, reduced for non-cash expenses including depreciation and amortization of $603,000, was a net source of operating cash of $399,000. Increases in accounts receivable primarily due to a government contract signed in February 2004 resulted in a decrease in operating cash of $660,000, and decreases in prepaid expenses and other assets related to an insurance policy resulted in a source of $124,000 of operating cash. Decreases in accounts payable, accrued expenses and other long-term liabilities primarily related to the settlement of commissions owed under a development and distribution agreement resulted in a use of approximately $1,208,000 of operating cash. Increases in deferred revenue due to a government contract signed in February 2004 resulted in a source of operating cash of $732,000.

        The Company used net cash in investing activities for capitalized software development costs of $30,000 in the three months ended March 31, 2004. Net cash used in investing activities for the three months ended March 31, 2003 was $69,000. The Company used $29,000 for capitalized software development costs and used $40,000 to purchase fixed assets.

        Cash provided by financing activities in the three months ended March 31, 2004 was $5,000, which consisted of proceeds from the exercise of common stock options. Cash used in financing activities in the three months ended March 31, 2003 was $6,000, which consisted of the payment of obligations under capital lease arrangements.

        The following table sets forth HealthGate's contractual obligations by period:

Contractual Obligations	Apr–Dec 2004	1–3 years	More than 3 years	Total
Operating leases	$830,000	$584,000	$—	$1,414,000
Content licensing obligations	243,000	459,000	—	702,000

        At March 31, 2004, the Company had $2,485,000 of cash and cash equivalents and $718,000 of negative working capital, including $2,451,000 of deferred revenue. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the three months ended March 31, 2004, the Company incurred a net loss of $161,000 and negative cash flows from operations of $921,000. Additionally, as of March 31, 2004, the Company had an accumulated deficit of $99,718,000.

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

        Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate's long-term viability and its ability to achieve its intended business objectives.    At March 31, 2004, the Company had $2,485,000 of cash and cash equivalents and $718,000 of negative working capital, including $2,451,000 of deferred revenue. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the three months ended March 31, 2004, the Company incurred a net loss of $161,000 and negative cash flows from operations of $921,000. Additionally, as of March 31, 2004, the Company had an accumulated deficit of $99,718,000.

        HealthGate continues to take actions to reduce operating cash outflows. These actions include settling commissions owed under development and distribution agreements, workforce and amending or canceling several content arrangements. Other cost savings were made possible through process improvements, development of additional proprietary content and focusing on content sales and services. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

        The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of existing and new content and tools, and continued cost containment. Based on the Company's current forecasted cash flows and its cash and cash equivalents on hand, the Company currently anticipates its cash resources will be sufficient to finance its operations for at least the next twelve months. The Company's future beyond the next twelve months is dependent on its ability to maintain break-even or positive cash flow, or raise additional financing. The Company may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. The Company may be required to raise additional funds through private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to the Company, or at all.

        The success of the Company's business will depend on HealthGate's ability to sell its current tools and content products and develop new products.    HealthGate licenses access to content and tools on an individual resource basis so that customers can choose specific content elements that meet their needs. HealthGate also generates revenue from customers who license HealthGate's content on a pre-packaged basis, such as the Company's Health Library and the CHOICE Web site products, which offer customers a generalized selection of HealthGate's more popular tools content resources. During 2002, HealthGate released HealthGate OnSite™ which enables customers to download HealthGate's content files and host them on their own servers. In March 2003, HealthGate released The HealthGateWay™, a web-based newsletter tool that allows customers to publish a customized electronic newsletter integrating the content they license from HealthGate with the customer's local news stories and features. In October, 2003 the Company acquired Clinical Guidelines from EBM Solutions. The Company believes that these products will allow HealthGate's customers to provide their patients with complete, consistent and up-to-date healthcare information. These and other future new product initiatives involve some initial investment with no assurance of success.

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

        A significant portion of HealthGate's revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company's business unless the Company finds other significant customers.    Historically, HealthGate has generated a substantial portion of its revenue from a few customers. In the three months ended March 31, 2004 one customer, HCA-Information, accounted for 18% and one customer, Veterans Administration, serviced by HealthGate as a subcontractor to PlanetGov, the current prime contractor to Veterans Administration, accounted for 15% of the Company's total revenue.

        In October 2002, HealthGate and HCA-Information entered into a new agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covers up to 400 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees are being recognized ratably over the term of the agreement. The Company signed another agreement with HCA-Information effective March 2004 through February 2005 for access to the Company's HealthGateWay newsletter.

        The loss of HCA-Information, Veterans Administration, or any other significant customer or HealthGate's failure to obtain new significant customers and sources of revenues could adversely affect the Company's business.

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

        HealthGate faces intense competition in licensing its tools and content and may not be able to compete effectively.    The market for healthcare content products and services is intensely competitive and rapidly changing. With only moderate barriers to entry in a rapidly evolving industry, there are now several content providers offering users similar healthcare tools and content, products and services, and there are many other companies that provide general healthcare content. The Company expects that competition will continue to grow. HealthGate competes, directly and indirectly, for customers, consumers, content and service providers, and acquisition candidates with other electronic healthcare content companies. Some of the Company's competitors may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services, longer operating histories, greater brand recognition and larger customer bases.

        HealthGate is not current in its filings with the Securities and Exchange Commission.    As indicated on the cover page of this Quarterly Report on Form 10-Q, HealthGate has not filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Despite HealthGate's good faith efforts, due to the lack of documentation concerning EBM Solutions' financial operations prior to its acquisition by HealthGate, HealthGate was unable to provide audited historical financial statements of EBM Solutions and related pro forma information in an amendment to Form 8-K that was due to be filed with the Securities and Exchange Commission on or before January 12, 2004. Although certain financial information about EBM Solutions is contained in HealthGate's audited financial statements for the year ended December 31, 2003, such information does not satisfy the requirements of Form 8-K. As a result of the failure to file the historical EBM Solutions financial statements and related pro forma information as required by SEC Form 8-K, HealthGate is not eligible to use SEC Forms S-2 or S-3, the SEC will not declare effective any HealthGate registration statements and HealthGate may not make offerings under Rules 505 and 506 of Regulation D where any purchasers are not accredited investors (as defined in Rule 501(a)). Accordingly, HealthGate's ability to have public offerings of shares of its stock or have offerings of its shares of stock to unaccredited investors under Regulation D will be limited.

        The performance of HealthGate's Web sites and computer systems is critical to its business and the business will suffer if the Company experiences system failures.    The performance of HealthGate's Web sites and computer systems is critical to the Company's reputation and ability to attract and retain customers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which may contain undetected errors or failures when introduced into the Company's existing systems. HealthGate has experienced three minor unscheduled service interruptions since 1998. The Company cannot guarantee that it will not experience more significant service interruptions in the future. The Company is also dependent upon Web browsers and Internet service providers to provide Internet users access to its Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. The Company also depends on certain information providers to deliver information and data feeds to it on a timely basis. HealthGate Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of the Company's content or an increase in response time on the Company's Web sites could cause it to lose potential or existing users, customers, advertisers or subscribers and could result in damage to its reputation or a decline in the Company's stock price.

        Since March 1999, HealthGate has housed all of the Company's central computer facility servers at an independent Internet Data Center in Waltham, Massachusetts presently operated by Cable & Wireless. HealthGate does not presently maintain fully redundant systems at separate locations, so the Company's operations depend on Cable & Wireless' ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although Cable & Wireless provides comprehensive facilities management services, including human and technical monitoring of all production servers, Cable & Wireless does not guarantee that HealthGate's Internet access will be uninterrupted, error-free or secure. Cable & Wireless has received US Bankruptcy Court approval for the proposed sale of its hosting and IP solutions assets to SAVVIS

Communications Corporation. The sale transaction closed in March 2004. HealthGate does not anticipate any service disruption as a result of this transaction.

        HealthGate has also developed a disaster recovery plan to respond to system failures. HealthGate cannot guarantee that its disaster recovery plan is capable of being implemented successfully. HealthGate cannot guarantee that the Company's insurance will be adequate to compensate it for all losses that may occur as a result of any system failure.

        HealthGate's business prospects may suffer if it is not able to successfully retain key personnel.    HealthGate had 31 employees as of March 31, 2004. HealthGate's future success depends on the Company's ability to retain, train and motivate existing employees, and to identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. The Company cannot guarantee that it will be able to retain or attract skilled personnel.

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

        HealthGate's business depends on its ability to provide a comprehensive library of healthcare information.    A significant portion of HealthGate's content and tools is proprietary. HealthGate licenses the rest of its content from third parties. Although these licenses have initial terms that range from one year to three years and are renewable, they are generally non-exclusive and a number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. Although HealthGate currently considers its relationships with its third party content vendors to be good, the Company cannot guarantee that it will be able to continue to license its present content or be able to develop or license sufficient additional content to provide a diverse and comprehensive library.

        HealthGate's business may be adversely affected if the Company is not able to effectively protect its intellectual property rights.    HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company's "HealthGate," "CHOICE," "activePress," and its HealthGate logo trademarks in the United States. On February 12, 2002, HealthGate acquired the U.S. registered trademark for "The Natural Pharmacist." On October 27, 2003, HealthGate acquired the U.S. registered trademarks for "EBMSolutions" and "EBMPact." HealthGate has pending applications for "HealthGate OnSite," and "The HealthGateWay." In order to limit unauthorized use of its intellectual property, HealthGate began conducting regular external Web audits in 2002. Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate's proprietary rights to the same extent, as do the laws of the United States.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments. To minimize this risk, HealthGate maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds. In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. HealthGate limits its default risk by purchasing only investment grade securities. As of March 31, 2004, approximately $2,170,000 of the Company's investments were in money market funds. Cash and cash equivalents were approximately $2,485,000 at March 31, 2004.

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

        Management of HealthGate, including HealthGate's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HealthGate's disclosure controls and procedures are effective. There were no changes in HealthGate's internal controls over financial reporting that occurred during the three months ended March 31, 2004 that have materially affected, or is likely to materially affect, the Company's control over financial reporting.

'

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a)
    Exhibits

    31.1 Rule 13a-14(a) Certification of William S. Reece, Chief Executive Officer

    31.2 Rule 13a-14(a) Certification of Veronica Zsolcsak, Chief Financial Officer

    32.1 Section 1350 Certification of William S. Reece, Chief Executive Officer

    32.2 Section 1350 Certification of Veronica Zsolcsak, Chief Financial Officer

    (b)
    Reports on Form 8-K

    On January 12, 2004, HealthGate filed Amendment No. 1 to its Current Report on Form 8-K (date of earliest event reported: October 27, 2003) concerning HealthGate's good faith efforts and inability to file the required financial statements of EBM Solutions, Inc. and related pro forma information required by Item 7 of Form 8-K.

    On January 23, 2004, HealthGate filed Amendment No. 2 to its Current Report on Form 8-K (date of earliest event reported: October 27, 2003) concerning HealthGate's good faith efforts and inability to file the required financial statements of EBM Solutions, Inc. and related pro forma information required by Item 7 of Form 8-K.

    On March 2 2004, HealthGate filed a Current Report on Form 8-K that included a press release announcing results for the year and quarter ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.
Dated: May 12, 2004	By:	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer
Dated: May 12, 2004	By:	/s/ VERONICA ZSOLCSAK Veronica Zsolcsak Chief Financial Officer and Treasurer

QuickLinks

HealthGate Data Corp. FORM 10-Q For the Quarter Ended March 31, 2004 INDEX
  Item 1. Financial Statements
HEALTHGATE DATA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
HEALTHGATE DATA CORP. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
HEALTHGATE DATA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
HEALTHGATE DATA CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES