Form 10-Q
period 2004-06-30
HEALTHGATE DATA CORP
filed 2004-08-10
CIK 1081630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of July 23, 2004 was 5,482,266.

HealthGate Data Corp.

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I.                                                    FINANCIAL INFORMATION

 Item 1.                                                          Financial Statements

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$2,269,191	$3,431,230
Accounts receivable, including receivables from related parties of $32,000 and $0 and net of allowance for doubtful accounts of $2,278 and $1,818 at June 30, 2004 and December 31, 2003 respectively	874,165	158,989
Prepaid expenses and other current assets	302,539	110,675
Total current assets	3,445,895	3,700,894
Fixed assets, net	208,635	281,524
Intangible assets, net	374,506	546,585
Goodwill	231,468	231,468
Other assets	318,760	318,613
Total assets	$4,579,264	$5,079,084

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$381,125	$375,309
Accrued expenses	1,184,525	1,796,181
Deferred revenue	2,483,837	2,083,924
Total current liabilities	4,049,487	4,255,414
Other long-term liabilities	—	299,818
Total liabilities	4,049,487	4,555,232
Stockholders’ equity:
Common stock, $.03 par value;
Authorized: 100,000,000 shares Issued and outstanding: 5,482,266 and 5,382,185 shares at June 30, 2004 and December 31, 2003, respectively	164,467	161,465
Additional paid in capital	99,921,494	99,918,667
Accumulated deficit	(99,556,184)	(99,556,280)
Total stockholders’ equity	529,777	523,852
Commitments and contingencies (Notes 4 and 7)	—	—
Total liabilities and stockholders’ equity	$4,579,264	$5,079,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2004	Three Months ended June 30, 2003	Six Months ended June 30, 2004	Six Months ended June 30, 2003
Revenue, including revenue from related parties of $3,600 and $0 for the three months ended June 30, 2004 and 2003, respectively, and $7,300 and $0 for the six months ended June 30, 2004 and 2003, respectively.	$1,571,196	$1,538,728	$3,082,857	$2,925,999

Costs and expenses
Cost of revenue	352,296	605,854	765,111	1,439,768
Research and development	358,130	469,257	736,712	977,827
Sales and marketing	371,489	277,978	669,338	511,009
General and administrative	544,568	738,968	1,159,967	1,618,481
Lease exit costs	(112,427)	105,861	(112,427)	105,861

Total costs and expenses	1,514,056	2,197,918	3,218,701	4,652,946

Income/(loss) from operations	57,140	(659,190)	(135,844)	(1,726,947)

Interest and other income/(expense), net	104,213	108,821	135,940	972,783

Net income/(loss)	$161,353	$(550,369)	$96	$(754,164)

Basic net income/(loss) per share	$0.03	$(0.11)	$0.00	$(0.14)

Shares used in computing basic net income/(loss) per share	5,476,222	5,060,022	5,446,409	5,534,711

Diluted net income/(loss) per share	$0.03	$(0.11)	$0.00	$(0.14)

Shares used in computing diluted net income/(loss) per share	6,102,383	5,060,022	6,076,613	5,534,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net Income/(loss)	$96	$(754,164)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	294,338	980,298
Gain on reacquisition of stock	—	(92,294)
Changes in assets and liabilities:
Accounts receivable	(715,176)	(107,819)
Prepaid expenses and other current assets	(191,864)	75,149
Other assets	(147)	20,833
Accounts payable	5,816	(519,584)
Accrued expenses	(611,656)	(462,826)
Deferred revenue	399,913	109,555
Other long-term liabilities	(299,818)	(207,488)
Net cash used in operating activities	(1,118,498)	(958,340)

Cash flows from investing activities:
Purchases of fixed assets	—	(39,209)
Expenditures for capitalized software	(49,370)	(64,940)
Net cash used in investing activities	(49,370)	(104,149)

Cash flows from financing activities:
Payment of capital lease obligation	—	(5,821)
Repurchase of common stock	—	(47,953)
Common stock, net of issuance costs	5,829	—
Net cash provided by (used in) financing activities	5,829	(53,774)

Net increase (decrease) in cash and cash equivalents	(1,162,039)	(1,116,263)

Cash and cash equivalents, beginning of period	3,431,230	4,449,086

Cash and cash equivalents, end of period	$2,269,191	$3,332,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHGATE DATA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Financial Condition

HealthGate Data Corp. (“HealthGate” or the “Company”) provides evidence-based decision support and risk containment solutions including clinical guidelines, order sets and point of care tools that help healthcare providers and payors improve quality, reduce variability of care and reduce costs. In conjunction with its Academic Medical Center Consortium comprised of Vanderbilt University Medical Center, Duke University Medical Center, Emory University Medical School and Oregon Health Sciences University, the Company creates clinical guidelines, order sets, and point of care tools that are based on clinical evidence. Additionally, HealthGate provides a suite of evidence-based patient education and consumer health content services that allow patients to be active participants in the delivery of their own care. These tools and content, when coupled with HealthGate’s technology platform, can be integrated into a variety of healthcare information technology systems and accessed at the point of care.

On October 27, 2003, HealthGate acquired substantially all of the assets and certain liabilities of privately-held EBM Solutions, Inc. (“EBM Solutions”), a provider of evidence-based medical guidelines and care management applications.  Under the terms of the agreement, HealthGate issued to EBM Solutions 752,048 shares of HealthGate’s common stock and a warrant to purchase an additional 333,333 shares of HealthGate’s common stock with an exercise price of $1.20 per HealthGate share.  Certain stockholders of EBM Solutions concurrently purchased from HealthGate 333,333 shares of HealthGate common stock for $1.20 per share.   HealthGate recorded the acquisition pursuant to the purchase accounting provisions of Statement of Financial Accounting Standards No. 141.

HealthGate’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business.  At June 30, 2004, the Company had approximately $2,269,000 of cash and cash equivalents and negative working capital of approximately $604,000.  The Company has incurred net losses in every fiscal year since inception.  For the six months ended June 30, 2004, the Company recognized net income of $96.00, but had negative cash flows from operations of $1,118,000.  Additionally, as of June 30, 2004, the Company had an accumulated deficit of approximately $99,556,000.

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

The accompanying unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements included in HealthGate’s Form 10-K for the year ended December 31, 2003. However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period.  Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.              Net Income/(Loss) Per Share

Net income/(loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding.  Diluted net income/(loss) per share includes the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period.  As of June 30, 2004, options to purchase 1,068,080 shares of the Company’s common stock were outstanding, and warrants to purchase 363,333 shares of the Company’s common stock were outstanding.

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income/(loss) per Share
Basic:
Net income/(loss)	$161,353	$(550,369)	$96	$(754,164)
Weighted average number of common shares outstanding - basic	5,476,222	5,060,022	5,446,409	5,534,711
Net income/(loss) per share - basic	$0.03	$(0.11)	$0.00	$(0.14)

Diluted:
Net income/(loss)	$161,353	$(550,369)	$96	$(754,164)
Weighted average number of common shares outstanding - basic	5,476,222	5,060,022	5,446,409	5,534,711
Assumed exercise of stock options, using the treasury stock method	626,161	—	630,204	—
Weighted average number of common and potential common shares outstanding - diluted	6,102,383	5,060,022	6,076,613	5,534,711
Net income/(loss) per share - diluted	$0.03	$(0.11)	$0.00	$(0.14)

3.              Revenue Recognition

HealthGate primarily derives revenue from licensing access to its content and tools. HealthGate has also entered into publishing agreements with print publishers.

HealthGate records revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenue from fixed fee services arrangements is recognized ratably over the term of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate’s authorized reseller, which generally ranges from one to three years.  Revenue from usage fees is recognized when the service has been provided and the usage reporting from the customer has been received by HealthGate. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties.  For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate’s past collections experience, the customer’s payment history and evaluation of the customer’s financial condition.  If collection is not deemed probable, revenue recognition does not begin until cash is received.

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

During 2003, the Company’s subtenant defaulted on the sublease.  As a result, the Company reevaluated the assumptions underlying the accrual and recorded additional lease exit costs of approximately $106,000 in the quarter ended June 30, 2003.  During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new tenant for a portion of the Company’s excess space for the remaining term of HealthGate’s office lease.  As a result, the Company reevaluated the assumptions underlying the accrual.  This analysis included significant estimates including the amount of rent that HealthGate believes will ultimately be collectible based on the new subtenant’s limited operating history and current operating performance. This analysis resulted in a reduction in HealthGate’s estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003. Total lease exit expenses were $77,000 for the year ended December 31, 2003.

During the quarter ended June 30, 2004, HealthGate reevaluated the assumptions underlying the accrual based on the subtenant’s continued adherence to the sublease terms and timely payment of rent when due.  As part of this evaluation, HealthGate obtained independent verification of the subtenant’s assets and business performance.  This analysis resulted in a reduction in HealthGate’s estimate of lease exit costs of approximately $112,000 in the quarter ended June 30, 2004.

The activity for the six months ended June 30, 2004 relating to the accrual is as follows:

Liability at December 31, 2003	$889,156
Payments	(149,909)
Payments received from tenant	17,800
Liability at March 31, 2004	757,047
Payments	(150,326)
Payments received from tenant	17,800
Reduction in lease exit cost accrual	(112,427)
Liability at June 30, 2004	512,094

Less: current portion	(512,094)
Other long-term liabilities	$—

The charges and accruals included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances.  It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5.              Acquisitions

On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist (“TNP”), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals. The total purchase price of $393,000 consisted of $350,000 in cash and $43,000 in direct transactional costs.  In accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), the purchase price was allocated to the assets acquired based on their value at the date of acquisition, with $48,000 of the purchase price being allocated to accounts receivable and $345,000 allocated to purchased content.  This purchased content asset is being amortized on a straight-line basis over the estimated three-year life of the underlying asset.  The acquired assets have been reported in HealthGate’s results of operations from the date of acquisition.

On October 27, 2003, HealthGate acquired substantially all the assets and certain liabilities of EBM Solutions, Inc. a Delaware corporation, pursuant to an Asset Purchase Agreement dated October 3, 2003.  Total consideration given by HealthGate consisted of 752,048 shares of HealthGate’s common stock valued $0.69 per share based on the average market price of HealthGate’s common stock on the OTCBB for the three days preceding and the three days succeeding the announcement of the proposed transaction, for a total value of approximately $519,000.  HealthGate also issued a warrant to EBM Solutions to purchase an additional 333,333 shares of HealthGate common stock at a price of $1.20 per share.  The fair value of this warrant was determined to be $74,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%.  In connection with the acquisition, certain investors in EBM Solutions also purchased 333,333 shares of unregistered stock of HealthGate on the date of the closing of this transaction at a price per share of $1.20.  These shares were valued at approximately $233,000, using the closing price of HealthGate’s common stock on the OTCBB on the date on which the shares were purchased.  A warrant to purchase 30,000 shares of HealthGate’s common stock at a price of $1.20 per share was also issued to a member of the Academic Medical Center Consortium in connection with this transaction.  The fair value of this warrant was determined to be approximately $7,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%.  HealthGate also incurred certain direct transaction costs in connection with this transaction of approximately $127,000.  Based on these assumptions, total consideration given was calculated to be approximately $960,000.  The following table describes the purchase price allocation to the net assets based on their value at the date of acquisition, in accordance with the provisions of SFAS No. 141.

Cash	$504,000
Accounts receivable	190,000
Liabilities	(245,000)
Deferred revenue	(267,000)
Fixed assets	13,000
Technology	149,000
Medical guidelines	173,000
Customer contracts	212,000
Goodwill	231,000
Allocation of Purchased Assets	$960,000

In accordance with the provisions of SFAS No. 141, the purchase price was allocated to the assets acquired based on their value at the date of acquisition.  HealthGate received approximately $504,000 in cash, including $400,000 of proceeds from the purcha

HealthGate’s condensed consolidated financial statements include the cash flows and results of operations from the EBM Solutions acquisition subsequent to the acquisition date October 27, 2003.  Despite HealthGate’s good faith efforts, due to a lack of reliable, historical documentation concerning EBM Solutions’ financial operations prior to its acquisition by HealthGate, HealthGate is unable to provide pro forma financial information regarding results of operations for the three and six months ended June 30, 2003.

6.              Intangible Assets and Goodwill

Intangible assets are recorded at their fair market value at the date of acquisition and amortized over their useful lives. Purchased content acquired in February 2002, as part of the acquisition of certain assets of The Natural Pharmacist (“TNP”), is being amortized on a straight-lined basis over three years. Purchased content and customer relationships acquired as part of the acquisition of certain assets and liabilities of EBM Solutions are being amortized based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the estimated useful life of four years. Technology assets acquired as part of the EBM Solutions transaction were amortized on a straight-line basis over three months ending January 2004. Goodwill of $231,000 was recorded as part of the EBM Solutions transaction at the excess of the purchase consideration over the fair market value of net assets acquired and will be tested on at least an annual basis for impairment. All intangible assets are tested for impairment when a qualifying event occurs that suggests such an impairment may have occurred.  Amortization of intangible assets was $61,000 and $29,000 for the three months ended June 30, 2004 and 2003, respectively and $172,000 and $57,000 for the six months ended June 30, 2004 and 2003, respectively.

7.              Commitments and Contingencies

HealthGate has entered into agreements to license content for its services from various unrelated third parties.  Future minimum license payments under these agreements as of June 30, 2004 totaled approximately $582,000.

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

From time to time HealthGate becomes subject to legal proceedings and claims arising in connection with its business.  HealthGate does not believe that there were any asserted claims at June 30, 2004 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

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

Vanderbilt University Medical Center is a member of the HealthGate’s Academic Medical Center Consortium.  In connection with the acquisition of EBM Solutions, Harry R. Jacobson, M.D. joined the Company’s Board of Directors in October 2003.  Dr. Jacobson is Vice Chancellor for Health Affairs and Professor of Medicine at Vanderbilt University Medical Center.  Net revenue from Vanderbilt University Medical Center was approximately $3,600 and $7,300 for the three and six months and ended June 30, 2004, respectively.

9.            Research and Development and Software Development Costs

Costs incurred in the research and development of HealthGate’s content and products are expensed as incurred, except for certain software development costs.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use.  During the three months ended June 30, 2004 and 2003, development costs of approximately $19,000 and $36,000, respectively, were capitalized.  During the six months ended June 30, 2004 and 2003, development costs of approximately $49,000 and $65,000, respectively, were capitalized.  These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

10.       Stock Based Compensation

HealthGate accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. HealthGate has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation,” (“SFAS 148”) for disclosure purposes only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

The following table illustrates the effect on net loss and net loss per share if HealthGate had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income/(loss) as reported	$161,353	$(550,369)	$96	$(754,164)
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards	(13,453)	(13,822)	(29,736)	(33,700)
Pro forma net income/(loss)	$147,900	$(564,191)	$(29,640)	$(787,864)

Net income/(loss) per share:

Basic, as reported	$0.03	$(0.11)	$0.00	$(0.14)
Basic, pro forma	$0.03	$(0.11)	$(0.01)	$(0.14)

Diluted, as reported	$0.03	$(0.11)	$0.00	$(0.14)
Diluted, pro forma	$0.02	$(0.11)	$0.00	$(0.14)

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

Overview

HealthGate Data Corp. (“HealthGate” or the “Company”) provides evidence-based decision support and risk containment solutions including clinical guidelines, order sets and point of care tools that help healthcare providers and payors improve quality, reduce variability of care and reduce costs. Additionally, HealthGate provides a suite of evidence-based patient education and consumer health content services that allow patients to be active participants in the delivery of their own care.  These tools and content, when coupled with HealthGate’s technology platform, can be integrated into a variety of healthcare information technology systems and accessed at the point of care.

On October 27, 2003, HealthGate acquired substantially all of the assets and certain liabilities of privately-held EBM Solutions, Inc. (“EBM Solutions”), a provider of evidence-based medical guidelines and care management applications.  In conjunction with the acquisition, HealthGate issued to EBM Solutions 752,048 shares of HealthGate’s common stock and a warrant to purchase an additional 333,333 shares of HealthGate’s common stock with an exercise price of $1.20 per HealthGate share.  In connection with the acquisition, certain stockholders of EBM Solutions purchased from HealthGate 333,333 shares of HealthGate common stock for $1.20 per share.   HealthGate recorded the acquisition pursuant to the purchase accounting provisions of Statement of Financial Accounting Standards No. 141.

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

At June 30, 2004, the Company had $2,269,000 of cash and cash equivalents and $604,000 of negative working capital which includes $2,484,000 of deferred revenue.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the six months ended June 30, 2004, the Company had net income of $96.00, but had negative cash flows from operations of $1,118,000.  Additionally, as of June 30, 2004, the Company had an accumulated deficit of $99,556,000.

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

Based on HealthGate’s forecasted cash flows and its cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations through the next twelve months.  The Company’s future beyond twelve months is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing.  There can be no assurances that the Company will be able to do so.

Critical Accounting Policies and Significant Judgments and Estimates

HealthGate’s discussion and analysis of its financial condition and results of operations are based upon HealthGate’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. HealthGate evaluates its estimates on an on-going basis.  HealthGate bases its estimates on assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies and significant judgments and estimates were used in the preparation of HealthGate’s consolidated financial statements:

Revenue Recognition.  HealthGate primarily derives revenue from licensing access to its content and tools.

HealthGate records revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”.  Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate’s authorized reseller, which generally ranges from one to three years.  Revenue from usage fees is recognized when the service has been provided and the usage reporting has been received by HealthGate. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties.  For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered.  Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate’s past collections experience, the customer’s payment history and evaluation of the customer’s financial condition.  If collection is not deemed probable, revenue recognition does not begin until cash is received.

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

Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted.  As a result, HealthGate has classified $17,000 and  $33,000 for the Academic Medical Center Consortium fees from expense to a reduction in revenue for the three and six months ended June 30, 2004, respectively.  Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments.  If HealthGate reached different conclusions, reported revenues could have been materially different.

In October 2002, HealthGate and HCA-Information Technology & Services Inc. (“HCA-Information”) entered into a new content agreement.  The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000.  The agreement covers up to 400 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice.  The annual license fees are being recognized ratably over the term of the agreement. As of June 30, 2004, the Company was providing access to its content to 271 authorized entities under this agreement.  The Company signed another agreement with HCA-Information effective March 2004 through February 2005 for access to the Company’s HealthGateWay newsletter.

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

Software Development and Content Development Costs.   Costs incurred in the research and development of HealthGate’s products are expensed as incurred, except for certain software development costs.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), HealthGate capitalizes certain costs, primarily internal labor, incurred during the application development stage of software developed for internal use.  These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended purpose. During the three and six months ended June 30, 2003, development costs of $36,000 and $65,000, respectively were capitalized.  The underlying software was placed in service in 2003 and these costs are being amortized into cost of revenue over the estimated life of the software. During the three and six months ended June 30, 2004, development costs totaling $19,000 and $49,000, respectively  were capitalized.  One project with a cost of approximately $30,000 was place in service in the second quarter of 2004.  The remaining software projects are expected to be completed during 2004, and the Company will amortize these costs into cost of revenue on a straight-line basis over the estimated one-year life of the underlying software.  Amortization of capitalized software was approximately $30,000 and $29,000 for the three months ended June 30, 2004 and 2003, respectively.  Amortization of capitalized software was approximately $60,000 and $266,000 for the six months ended June 30, 2004 and 2003, respectively. HealthGate has made significant judgments in estimating the useful life of the capitalized software to be one year.  Operating results would be materially different if a different useful life were used.

Costs incurred in the research and development of HealthGate’s tools and content, except for certain software development costs as described above, are expensed as incurred.   The cost to develop proprietary tools and content and update existing tools and content is expensed as research and development costs in the period the costs are incurred. Operating results would be materially different if such costs were capitalized and amortized over the expected benefit period.

Lease Exit Costs.  HealthGate leases approximately 32,000 square feet of office space under a lease that expires in June 2005. HealthGate’s annual cost for this space is approximately $28 per square foot per year.   During the fourth quarter of 2001, the Company committed to an exit plan to vacate approximately 20,000 square feet of excess space at its headquarters building, and began negotiating a sublease for a portion of this excess space that was finalized in February 2002. This first sublease was initially for approximately 10,800 square feet.  Prior to its early termination, this first sublease was for the remaining term of HealthGate’s lease with its landlord.

For purposes of calculating exit costs, HealthGate included the difference between the rate the Company is currently obligated to pay and the rate that the subtenant agreed to pay for the space it is renting. The Company also included an impairment of leasehold improvements on the space being vacated, taxes and utilities related to the subleased space. HealthGate also estimated the amount of sublease payments that will ultimately be collected.  Additionally, HealthGate assumed that it would not be able to locate a subtenant for its remaining unused space and included the rent expense for that space for the remainder of the lease.  HealthGate’s charge also included the estimated cost of building out the space for its first subtenant and legal and professional costs of completing the first sublease.

HealthGate’s calculation included significant estimates including the amount of sublease payments that will be collected, HealthGate’s inability to rent the remaining excess space, the amount of charges that will actually be incurred and the rate that HealthGate would be charged for taxes and utilities by its landlord over the remaining term of its lease.  If HealthGate had made different assumptions, it could have resulted in a different charge being recorded in 2001. Also, these estimates and assumptions will require monitoring on a quarterly basis for changes in circumstances.  As a result, assumptions may require adjustment, which could affect the amount accrued and generate a future charge or credit to this line item in future periods, and the amount could be material.

During the quarter ended June 30, 2003, the Company’s first subtenant defaulted on the sublease.  As a result, the Company reevaluated the assumptions underlying the accrual and recorded additional lease exit costs of approximately $106,000 in the quarter ended June 30, 2003.

During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company’s excess space for the remaining term of HealthGate’s office lease.  As a result, the Company reevaluated the assumptions underlying the accrual.  This analysis included significant estimates including the amount of rent that HealthGate believes will ultimately be collectible based on the new subtenant’s limited operating history and current operating performance. This analysis resulted in a reduction in HealthGate’s estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003.

During the quarter ended June 30, 2004, HealthGate reevaluated the assumptions underlying the accrual based on the subtenant’s continued adherence to the sublease terms and timely payment of rent when due.  As part of this evaluation, HealthGate obtained independent verification of the subtenant’s assets and business performance.  This analysis resulted in a reduction in HealthGate’s estimate of lease exit costs of approximately $112,000 in the quarter ended June 30, 2004.

Acquisition of EBM Solutions.   On October 27, 2003, HealthGate acquired substantially all the assets and certain liabilities of EBM Solutions Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated October 3, 2003.  Total consideration given by HealthGate consisted of 752,048 shares of HealthGate’s common stock valued $0.69 per share based on the average market price of HealthGate’s common stock on the OTCBB for the three days preceding and the three days succeeding the announcement of the proposed transaction, for a total value of approximately $519,000.  HealthGate also issued a warrant to EBM Solutions to purchase an additional 333,333 shares of HealthGate common stock at a price of $1.20 per share.  The fair value of this warrant was determined to be $74,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%.  In connection with the acquisition, certain investors in EBM Solutions also purchased 333,333 shares of unregistered stock of HealthGate on the date of the closing of this transaction at a price per share of $1.20.  These shares were valued at approximately $233,000, using the closing price of HealthGate’s common stock on the OTCBB on the date on which the shares were purchased.  A warrant to purchase 30,000 shares of HealthGate’s common stock at a price of $1.20 per share was also issued to a member of the Academic Medical Center Consortium in connection with this transaction.  The fair value of this warrant was determined to be approximately $7,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%.  HealthGate also incurred certain direct transaction costs in connection with this transaction of approximately $127,000.  Based on these assumptions, total consideration was calculated to be approximately $960,000.

In accordance with the provisions of SFAS No. 141, the purchase price was allocated to the net assets acquired based on their value at the date of acquisition.  HealthGate received approximately $504,000 in cash, including $400,000 of proceeds from the purchase of 333,333 shares of HealthGate’s common stock by certain investors in EBM Solutions.  Approximately $190,000 of the purchase price was allocated to accounts receivable based on HealthGate’s estimate of the net realizable value of the receivables acquired from EBM Solutions.  HealthGate also examined the fixed assets acquired as part of the transaction, and assigned them a value of approximately $13,000.  HealthGate also assumed approximately $245,000 in liabilities for accounts payable and accrued expenses in connection with this transaction, and approximately $267,000 in deferred revenue for liability to perform under EBM Solutions’ contracts. The values assigned to these liabilities were based on the amounts and nature of liabilities as described in the Asset Purchase Agreement.

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

Customer contracts, which consist of the estimated fair value of EBM Solutions’ customer relationships, were valued at approximately $212,000 using the income approach.  This valuation required HealthGate to estimate the future revenue stream from these customers, the direct expenses to fulfill the service obligations to those customers and anticipated rate of attrition for those customer contracts.  All future net cash flows were then discounted and tax effected to arrive at a valuation as of the closing date of the transaction.  HealthGate estimated the useful life of the customer contracts to be four years and is amortizing the cost based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the remaining estimated life of the product.

Technology assets, which consist of the application development and implementation costs incurred by EBM Solutions to create their content management tools, were valued at approximately $149,000 using a replacement cost methodology.  HealthGate estimated the useful life of the technology assets to be three months and amortized these costs into cost of revenue over three months on a straight-line basis.  The useful life of this asset was determined by the amount of time it took HealthGate to transition the EBM Solutions’ customers onto HealthGate’s technology platform.

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

Despite HealthGate’s good faith efforts, due to a lack of reliable, historical documentation concerning EBM Solutions’ financial operations prior to its acquisition by HealthGate, HealthGate is unable to provide pro forma financial information regarding results of operations for the three or six months ended June 30, 2003.

Results of Operations

Comparison of the Three Months Ended June 30, 2004 with the Three Months Ended June 30,  2003

Revenue

Total revenue for the three months ended June 30, 2004 increased by $32,000 or 2% to $1,571,000 compared to total revenue of $1,539,000 for the three months ended June 30, 2003.  This increase is primarily attributable to revenues from evidence-based medical guidelines acquired as part of the acquisition of the assets and certain liabilities of EBM Solutions.  Substantially all of the revenue in both periods was derived from licensing access to content and tools.  The Company has seen a significant decrease in the demand for its stand-alone, web-based consumer health information offerings in its current markets.  The Company’s ability to grow revenue will largely be dependent on its continuing sales of quality improvement and risk management solutions.

In October 2002, HealthGate and HCA-Information entered into a new content agreement.  The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000.  The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice.  The annual license fees are being recognized ratably over the term of the agreement.  The Company signed another agreement with HCA-Information effective March 2004 through February 2005 for access to the Company’s HealthGateWay newsletter.  Revenue from HCA-Information was $289,000 and $275,000 during the three months ended June 30, 2004 and 2003, respectively.

The three months ended June 30, 2004 included revenue of $289,000 (18%) from HCA-Information, $230,000 (15%) from Veterans Administration, currently served as a subcontractor through a prime contract with PlanetGov, and $191,000 (12%) from Military Health Systems, currently served as a subcontractor through a prime contract with BlueTech. The three months ended June 30, 2003 included revenue of $275,000 (18%) from HCA-Information, and $239,000 (16%) from subcontracts served under contracts with Integic. No other customers accounted for more than 10% of the Company’s revenue for the periods.

For the three months ended June 30, 2004, net related party revenue was $3,600 from Vanderbilt University Medical Center.  There was no related party revenue for the quarter ended June 30, 2003.

Costs and Expenses

Cost of Revenue.    Cost of revenue consists primarily of costs involved with providing services, royalties associated with licensed content, related equipment and software costs, as well as amortization of acquired intangible assets.  Cost of revenue decreased by $254,000 to $352,000 in the three months ended June 30, 2004 from $606,000 in the three months ended June 30, 2003.  This decrease of approximately 42% primarily relates to lower depreciation and amortization expense in the current quarter resulting from completion of amortization of capitalized software development costs for software which amortization was completed in the first quarter of 2003 and lower royalties in the current quarter as a result of renegotiations of a number of the company’s content agreements.  Because of lower costs in the current quarter, cost of revenue as a percentage of total revenue decreased from 39% for the three months ended June 30, 2003 to 22% for the three months ended June 30, 2004.   The Company currently expects expenses related to cost of revenue to be relatively consistent for the remainder of 2004.

Research and Development.     Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company’s service offerings. These expenses decreased by $111,000 to $358,000 for the three months ended June 30, 2004 from $469,000 for the three months ended June 30, 2003, due primarily to savings in salaries and related costs for technical and development personnel made possible through operating efficiencies.  During the three months ended June 30, 2004, approximately $19,000 of software development costs were capitalized.  These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use. During the three months ended June 30, 2003, software development costs totaling $36,000 were capitalized.  These costs began being amortized into cost of revenue over the one-year estimated life of the related software in February 2004.

Sales and Marketing.     Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising. These expenses increased by $93,000 to $371,000 in the three months ended June 30, 2004 from $278,000 in the three months ended June 30, 2003.    The current quarter includes increases in salaries and related costs as a result of the addition of sales and marketing personnel in 2004, partially offset by lower depreciation expense. The Company anticipates sales & marketing expenses to increase during the remainder of 2004 as a result of marketing and promotion expenses related to its new quality improvement and risk management solutions.

General and Administrative.     General and administrative expenses consist primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs.  These expenses decreased by $194,000 to $545,000 in the three months ended June 30, 2004 from $739,000 in the three months ended June 30, 2003.  This decrease primarily relates to cost containment measures that resulted in savings in salaries, insurance and hosting services as well as lower depreciation expense in the current quarter.

Lease Exit Costs.  During the quarter ended June 30, 2003, the Company’s first subtenant defaulted on the sublease with HealthGate.  As a result, the Company reevaluated the assumptions underlying its lease exit accrual and recorded additional lease exit costs of approximately $106,000 in the quarter ended June 30, 2003.

During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company’s excess space for the remaining term of HealthGate’s office lease.  As a result, the Company reevaluated the assumptions underlying the accrual. This analysis resulted in a reduction in HealthGate’s estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003.

During the quarter ended June 30, 2004, HealthGate reevaluated the assumptions underlying the accrual based on the subtenant’s continued adherence to the sublease terms and timely payment of rent when due.  As part of this evaluation, HealthGate obtained independent verification of the subtenant’s assets and business performance.  This analysis resulted in a reduction in HealthGate’s estimate of lease exit costs of approximately $112,000 in the quarter ended June 30, 2004.

Interest and Other Income, Net.   Interest and other income (net) includes interest income, interest expense, and other income.  Interest income for the three months ended June 30, 2004 was $6,000 compared to $9,000 for the three months ended June 30, 2003.  The decrease is the result of lower invested cash balances and lower interest rates in the current period.  There was no interest expense for the three months ended June 30, 2004 or for the three months ended June 30, 2003.  Other income, net for the three months ended June 30, 2004 was $99,000 versus $100,000 for the three months ended June 30, 2003. During the quarter ended June 30, 2004, HealthGate reached a settlement with a vendor for amounts owed under an expired contract.  The settlement amount was approximately $87,000 less than was originally accrued.  In May 2003, HealthGate transferred to National Broadcasting Company, Inc. (“NBC”) all HealthGate’s rights to its general unsecured claim against Medical SelfCare, Inc. in exchange for 1,153,667 shares of HealthGate’s common stock, and the cancellation of warrants to purchase 463,266 shares of HealthGate’s common stock.  HealthGate recorded a gain of approximately $92,000 on this transaction which is included in other income for the three months ended June 30, 2003.

Income Taxes.    HealthGate has incurred significant losses for most periods from inception through June 30, 2004.  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company’s lack of earnings history.

Comparison of the Six Months Ended June 30, 2004 with the Six Months Ended June 30,  2003

Revenue

Total revenue for the six months ended June 30, 2004 increased by $157,000 or 5% to $3,083,000 compared to total revenue of $2,926,000 for the six months ended June 30, 2003.  This increase is primarily attributable to revenues from evidence-based medical guidelines acquired as part of the acquisition of the assets and certain liabilities of EBM Solutions.  Substantially all of the revenue in both periods was derived from licensing access to content and tools.

In October 2002, HealthGate and HCA-Information entered into a new content agreement.  The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000.  The agreement covers up to 400 authorized users and can be terminated by HCA-Information at any time with 60 days prior notice.  The annual license fees are being recognized ratably over the term of the agreement.  The Company signed another agreement with HCA-Information effective March 2004 through February 2005 for access to the Company’s HealthGateWay newsletter.  Revenue from HCA-Information was $564,000 and $550,000 during the six months ended June 30, 2004 and 2003, respectively.

The six months ended June 30, 2004 included revenue of $564,000 (18%) from HCA-Information and $461,000 (15%) from Veterans Administration, currently served through a prime contract with PlanetGov. The six months ended June 30, 2003 included revenue of $550,000 (18%) from HCA-Information, and $294,000 from government contracts served through prime contracts with Integic. No other customers accounted for more than 10% of the Company’s revenue for the periods.

For the six months ended June 30, 2004, net related party revenue was $7,300 from Vanderbilt University Medical Center.  There was no related party revenue for the six months ended June 30, 2003.

Costs and Expenses

Cost of Revenue.    Cost of revenue decreased by $675,000 to $765,000 in the six months ended June 30, 2004 from $1,440,000 in the six months ended June 30, 2003.  This decrease of approximately 47%  relates to lower depreciation and amortization expense in the current quarter resulting from completion of amortization of capitalized software development costs for software which amortization was completed in the first quarter of 2003, as well as lower royalty expenses and lower communications costs in the current year resulting from renegotiation of certain vendor agreements.  Because of lower costs in 2004, cost of revenue as a percentage of total revenue decreased from 49% for the six months ended June 30, 2003 to 25% for the six months ended June 30, 2004.   The Company currently expects expenses related to cost of revenue to be relatively consistent for the remainder of 2004.

Research and Development. Research and development expenses decreased by $241,000 to $737,000 for the six months ended June 30, 2004 from $978,000 for the six months ended June 30, 2003, due primarily to savings in salaries and related costs for technical and development personnel made possible through operating efficiencies.  During the six months ended June 30, 2004, approximately $49,000 of software development costs were capitalized.  These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use. During the six months ended June 30, 2003, software development costs totaling $65,000 were capitalized.

Sales and Marketing.     Sales and marketing expenses increased by $158,000 to $669,000 in the six months ended June 30, 2004 from $511,000 in the six months ended June 30, 2003.    The current quarter includes increases in salaries and related costs relating to addition of sales and marketing personnel in the first quarter of 2004, as well as increases in marketing expenses in the current year partially offset by lower depreciation expense.

General and Administrative.   General and administrative expenses decreased by $458,000 to $1,160,000 in the six months ended June 30, 2004 from $1,618,000 in the six months ended June 30, 2003.  This decrease relates to cost containment measures that resulted in savings in salaries and insurance and  decreases in depreciation and amortization.

Lease Exit Costs.  During the quarter ended June 30, 2003, the Company’s first subtenant defaulted on the sublease with HealthGate.  As a result, the Company reevaluated the assumptions underlying its lease exit accrual and recorded additional lease exit costs of approximately $106,000 in the quarter ended June 30, 2003.

During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company’s excess space for the remaining term of HealthGate’s office lease.  As a result, the Company reevaluated the assumptions underlying the accrual. This analysis resulted in a reduction in HealthGate’s estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003.

During the quarter ended June 30, 2004, HealthGate reevaluated the assumptions underlying the accrual based on the subtenant’s continued adherence to the sublease terms and timely payment of rent when due.  As part of this evaluation, HealthGate obtained independent verification of the subtenant’s assets and business performance.  This analysis resulted in a reduction in HealthGate’s estimate of lease exit costs of approximately $112,000 in the quarter ended June 30, 2004.

Interest and Other Income, Net.   Interest and other income (net) includes interest income, interest expense, and other income.  Interest income for the six months ended June 30, 2004 was $13,000 compared to $22,000 for the six months ended June 30, 2003.  The decrease is the result of lower invested cash balances and lower interest rates in the current period.  There was no interest expense for the six months ended June 30, 2004 compared to interest expense of $1,000 for the six months ended June 30, 2003.  Other income, net for the six months ended June 30, 2004 was $123,000 versus $952,000 for the six months ended June 30, 2003. During the quarter ended June 30, 2004, HealthGate reached a settlement with a vendor for amounts owed under an expired contract.  The settlement amount was approximately $87,000 less than was originally accrued.  In February 2003, HealthGate entered into a settlement agreement that established commissions due under this development and distribution agreement relating to fiscal years 1999 through 2002.  The settlement amount was approximately $818,000 less than HealthGate had previously accrued and was recorded as other income in the six months ended June 30, 2003.  In May 2003, HealthGate transferred to National Broadcasting Company, Inc. (“NBC”) all HealthGate’s rights to its general unsecured claim against Medical SelfCare, Inc. in exchange for 1,153,667 shares of HealthGate’s common stock, and the cancellation of warrants to purchase 463,266 shares of HealthGate’s common stock.  HealthGate recorded a gain of approximately $92,000 on this transaction which is included in other income for the six months ended June 30, 2003.

Liquidity and Capital Resources

For the six months ended June 30, 2004, cash used in operating activities was $1,118,000.  The Company’s net income of $96.00, increased by non-cash expenses including depreciation and amortization of $294,000, was a net source of operating cash of $294,000. Increases in accounts receivable were a use of $715,000 in operating cash.  Of this increase, $461,000 relates to an invoice which is expected to be collected in the third quarter of 2004.  Offsetting this use is an increase in deferred revenue of $400,000.  Increases in prepaid expenses relating to prepayment of an annual insurance policy and prepayment of certain annual content license fees were a use of $192,000 in operating cash.  Decreases in accrued expenses were a use of approximately $611,000 and decreases in long term liabilities relating to the company’s lease exit accrual were a use of $300,000.  Net changes in other operating assets and liabilities resulted in a net increase in operating cash of  $6,000.

For the six months ended June 30, 2003, cash used in operating activities was $958,000. The Company’s net loss of $754,000, reduced for non-cash expenses including depreciation and amortization of $980,000 and a gain on reacquisition of stock of $92,000, was a net source of operating cash of $134,000. Decreases in accounts payable, accrued expenses and other long-term liabilities primarily related to the settlement of commissions owed under a development and distribution agreement resulted in a use of approximately $1,190,000 of operating cash. Net changes in other operating assets and liabilities resulted in a net decrease in operating cash of $98,000.

The Company used net cash in investing activities for capitalized software development costs of $49,000 in the six months ended June 30, 2004.   Net cash used in investing activities for the six months ended June 30, 2003 was $104,000. The Company used $65,000 for capitalized software development costs and used $39,000 to purchase fixed assets.

Cash provided by financing activities in the six months ended June 30, 2004 was $6,000, which consisted of proceeds from the exercise of common stock options.  Cash used in financing activities in the six months ended June 30, 2003 was $54,000, which consisted of $6,000 for the payment of obligations under capital lease arrangements and $48,000 used to repurchase shares of the Company’s common stock.

The following table sets forth HealthGate’s contractual obligations by period:

Contractual Obligations	Jul-Dec 2004	1-3 years	More than 3 years	Total
Operating leases	$576,000	$584,000	$—	$1,160,000
Content licensing obligations	155,000	427,000	—	582,000

At June 30, 2004, the Company had $2,269,000 of cash and cash equivalents and $604,000 of negative working capital, including $2,484,000 of deferred revenue.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the six months ended June 30, 2004, the Company recognized net income of $96.00, but had negative cash flows from operations of $1,118,000.  Additionally, as of June 30, 2004, the Company had an accumulated deficit of $99,556,000.

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

Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate’s long-term viability and its ability to achieve its intended business objectives.  At June 30, 2004, the Company had $2,269,000 of cash and cash equivalents and $604,000 of negative working capital, including $2,484,000 of deferred revenue.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the six months ended June 30, 2004, the Company recognized net income of $96.00, but had negative cash flows from operations of $1,118,000.  Additionally, as of June 30, 2004, the Company had an accumulated deficit of $99,556,000.

HealthGate continues to take actions to reduce operating cash outflows. These actions include settling commissions owed under development and distribution agreements, workforce reductions and amending or canceling several content arrangements. Other cost savings were made possible through process improvements, development of additional proprietary content and focusing on content sales and services and tools. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including the success of marketing and licensing existing and new content and tools, and continued cost containment. Based on the Company’s current forecasted cash flows and its cash and cash equivalents on hand, the Company currently anticipates its cash resources will be sufficient to finance its operations for at least the next twelve months. The Company’s future beyond the next twelve months is dependent on its ability to attain consistent break-even or positive cash flow, or raise additional financing. The Company may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. The Company may be required to raise additional funds through private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to the Company, or at all.

The success of the Company’s business will depend on HealthGate’s ability to sell its current tools and content products and develop new products.  HealthGate licenses access to content and tools on an individual resource basis so that customers can choose specific content elements that meet their needs.  HealthGate also generates revenue from customers who license HealthGate’s content on a pre-packaged basis, such as the Company’s Health Library and the CHOICE Web site products, which offer customers a generalized selection of HealthGate’s more popular tools content resources.  During 2002, HealthGate released HealthGate OnSiteTM which enables customers to download HealthGate’s content files and host them on their own servers.  In March 2003, HealthGate released The HealthGateWayTM, a web-based newsletter tool that allows customers to publish a customized electronic newsletter integrating the content they license from HealthGate with the customer’s local news stories and features. In October, 2003 the Company acquired Clinical Guidelines from EBM Solutions. The Company believes that these products will allow HealthGate’s customers to provide their patients with complete, consistent and up-to-date healthcare information.  These and other future new product initiatives involve some initial investment with no assurance of success.

A key element of the Company’s strategy is to continue sales and licensing into the hospital market as well as to expand sales and licensing into other healthcare markets, such as payors and pharmaceutical companies, and to continue entering into agreements with print publishers. HealthGate continually evaluates its products and services and looks to develop new products and services that meet the needs of its customers. HealthGate’s ability to sell its existing products and services and develop new products and services is necessary for the Company to increase its sales and licensing revenues. The Company has seen a significant decrease in the demand for its stand-alone, web-based consumer health information offerings in its current markets.  Its ability to grow revenue will largely be dependent on its continuing sales of quality improvement and risk management solutions. If HealthGate is unable to increase sales and licensing revenues, the Company’s business prospects, results of operations and the market price of the Company’s common stock could be adversely affected.

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

A significant portion of HealthGate’s revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company’s business unless the Company finds other significant customers.  Historically, HealthGate has generated a substantial portion of its revenue from a few customers. In the six months ended June 30, 2004 one customer, HCA-Information, accounted for 18% of the Company’s total revenue and one customer, Veterans Administration, currently served through a prime contract with PlanetGov, accounted for 15% of the Company’s total revenue.

In October 2002, HealthGate and HCA-Information entered into a new agreement.  The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000.  The agreement covers up to 400 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice.  The annual license fees are being recognized ratably over the term of the agreement. The Company signed another agreement with HCA-Information effective March 2004 through February 2005 for access to the Company’s HealthGateWay newsletter.

The loss of HCA-Information, Veterans Administration, or any other significant customer or HealthGate’s failure to obtain new significant customers and sources of revenues could adversely affect the Company’s business.

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

HealthGate is not current in its filings with the Securities and Exchange Commission.  As indicated on the cover page of this Quarterly Report on Form 10-Q, HealthGate has not filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Despite HealthGate’s good faith efforts, due to the lack of documentation concerning EBM Solutions’ financial operations prior to its acquisition by HealthGate, HealthGate was unable to provide audited historical financial statements of EBM

Solutions and related pro forma financial information in an amendment to Form 8-K that was due to be filed with the Securities and Exchange Commission on or before January 12, 2004.  Although certain financial information about EBM Solutions is contained in HealthGate’s audited financial statements for the year ended December 31, 2003, such information does not satisfy the requirements of Form 8-K.  As a result of the failure to file the historical EBM Solutions financial statements and related pro forma information as required by SEC Form 8-K, HealthGate is not eligible to use SEC Forms S-2 or S-3, the SEC will not declare effective any HealthGate registration statements and HealthGate may not make offerings under Rules 505 and 506 of Regulation D where any purchasers are not accredited investors (as defined in Rule 501(a)).  Accordingly, HealthGate’s ability to have public offerings of shares of its stock or have offerings of its shares of stock to unaccredited investors under Regulation D will be limited.

The performance of HealthGate’s Web sites and computer systems is critical to its business and the business will suffer if the Company experiences system failures.  The performance of HealthGate’s Web sites and computer systems is critical to the Company’s reputation and ability to attract and retain customers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which may contain undetected errors or failures when introduced into the Company’s existing systems. HealthGate has experienced three minor unscheduled service interruptions since 1998.  The Company cannot guarantee that it will not experience more significant service interruptions in the future. The Company is also dependent upon Web browsers and Internet service providers to provide Internet users access to its Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. The Company also depends on certain information providers to deliver information and data feeds to it on a timely basis. HealthGate Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. System errors or failures that cause a significant interruption in the availability of the Company’s content or an increase in response time on the Company’s Web sites could cause it to lose potential or existing users, customers, advertisers or subscribers and could result in damage to its reputation or a decline in the Company’s stock price.

Since March 1999, HealthGate has housed all of the Company’s central computer facility servers at an independent Internet Data Center in Waltham, Massachusetts presently operated by SAVVIS Communications Corporation (previously the center was owned and operated by Cable & Wireless.)  HealthGate does not presently maintain fully redundant systems at separate locations, so the Company’s operations depend on SAVVIS’ ability to protect the systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar events. Although SAVVIS provides comprehensive facilities management services, including human and technical monitoring of all production servers, SAVVIS does not guarantee that HealthGate’s Internet access will be uninterrupted, error-free or secure.

HealthGate has also developed a disaster recovery plan to respond to system failures. HealthGate cannot guarantee that its disaster recovery plan is capable of being implemented successfully. HealthGate cannot guarantee that the Company’s insurance will be adequate to compensate it for all losses that may occur as a result of any system failure.

HealthGate’s business prospects may suffer if it is not able to successfully retain key personnel.   HealthGate had 31 employees as of June 30, 2004. HealthGate’s future success depends on the Company’s ability to retain, train and motivate existing employees, and to identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. The Company cannot guarantee that it will be able to retain or attract skilled personnel.

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

HealthGate’s business depends on its ability to provide a comprehensive library of healthcare information.  A significant portion of HealthGate’s content and tools is proprietary.  HealthGate licenses the rest of its content from third parties. Although these licenses have initial terms that range from one year to three years and are renewable,  they are generally non-exclusive and a number of these licenses permit cancellation by the content provider upon 30 to 90 days notice. Although HealthGate currently considers its relationships with its third party content vendors to be good, the Company cannot guarantee that it will be able to continue to license its present content or be able to develop or license sufficient additional content to provide a diverse and comprehensive library.

HealthGate’s business may be adversely affected if the Company is not able to effectively protect its intellectual property rights.  HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company’s “HealthGate,” “CHOICE,” “activePress,” and its HealthGate logo trademarks in the United States. On February 12, 2002, HealthGate acquired the U.S. registered trademark for “The Natural Pharmacist.” On October 27, 2003, HealthGate acquired the U.S. registered trademarks for “EBMSolutions” and “EBMPact.” HealthGate has pending applications for “HealthGate OnSite,” and “The HealthGateWay.” In order to limit unauthorized use of its intellectual property, HealthGate began conducting regular external Web audits in 2002. Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate’s proprietary rights to the same extent, as do the laws of the United States.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters.  HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments.  To minimize this risk, HealthGate maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other short-term debt securities and money market funds.  In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate.  In addition, HealthGate invests in relatively short-term securities.  HealthGate does not use derivative financial instruments in its investment portfolio.  HealthGate limits its default risk by purchasing only investment grade securities.  As of June 30, 2004, approximately $1,926,000 of the Company’s investments were in money market funds. Cash and cash equivalents were approximately $2,269,000 at June 30, 2004.

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

Management of HealthGate, including HealthGate’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HealthGate’s disclosure controls and procedures are effective. There were no changes in HealthGate’s internal controls over financial reporting that occurred during the three months ended June 30, 2004 that have materially affected, or is likely to materially affect, the Company’s control over financial reporting.

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

31.1 Rule 13a-14(a) Certification of William S. Reece, Chief Executive Officer
31.2 Rule 13a-14(a) Certification of Veronica Zsolcsak, Chief Financial Officer
32.1 Section 1350 Certification of William S. Reece, Chief Executive Officer
32.2 Section 1350 Certification of Veronica Zsolcsak, Chief Financial Officer

(b) Reports on Form 8-K

On April 22, 2004, HealthGate filed a Current Report on Form 8-K that included a press release announcing results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.

Dated: August 10, 2004	By:	/s/ William S. Reece
William S. Reece
Chairman of the Board of Directors and Chief Executive Officer

Dated: August 10, 2004	By:	/s/ Veronica Zsolcsak
Veronica Zsolcsak
Chief Financial Officer and Treasurer