Form 10-Q
period 2004-09-30
HEALTHGATE DATA CORP
filed 2004-11-08
CIK 1081630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes  ☐     No  ☒

The number of shares outstanding of the registrant’s common stock as of November 4, 2004 was 5,494,766.

HealthGate Data Corp.

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,376,636	$3,431,230
Accounts receivable, net of allowance for doubtful accounts of $3,432 and $1,818 at September 30, 2004 and December 31, 2003, respectively	249,588	158,989
Prepaid expenses and other current assets	611,202	110,675
Total current assets	3,237,426	3,700,894
Fixed assets, net	181,093	281,524
Intangible assets, net	270,442	546,585
Goodwill	183,511	231,468
Other assets	—	318,613
Total assets	$3,872,472	$5,079,084

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,005	$375,309
Accrued expenses	1,004,035	1,796,181
Deferred revenue	2,128,930	2,083,924
Current portion of deferred gain	75,588	—
Total current liabilities	3,301,558	4,255,414
Other long-term liabilities	149,869	299,818
Total liabilities	3,451,427	4,555,232

Commitments and contingencies (Notes 4 and 7)	—	—

Stockholders’ equity:
Common stock, $.03 par value;
Authorized: 100,000,000 shares
Issued and outstanding: 5,494,766 and 5,382,185 shares at September 30, 2004 and December 31, 2003, respectively	164,842	161,465
Additional paid in capital	99,921,807	99,918,667
Accumulated deficit	(99,665,604)	(99,556,280)
Total stockholders’ equity	421,045	523,852

Total liabilities and stockholders’ equity	$3,872,472	$5,079,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Revenue, including revenue from related parties of $3,000 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $10,000 and $0 for the nine months ended September 30, 2004 and 2003, respectively	$1,474,369	$1,594,965	$4,557,226	$4,520,964

Costs and expenses
Cost of revenue	371,287	516,373	1,136,398	1,956,142
Research and development	430,951	403,426	1,167,663	1,381,253
Sales and marketing	311,104	340,903	980,442	851,912
General and administrative	487,815	664,255	1,647,782	2,282,737
Lease exit costs	—	(28,905)	(112,427)	76,956

Total costs and expenses	1,601,157	1,896,052	4,819,858	6,549,000

Loss from operations	(126,788)	(301,087)	(262,632)	(2,028,036)

Interest and other income/(expense), net	17,368	9,576	153,308	982,358

Net loss	$(109,420)	$(291,511)	$(109,324)	$(1,045,678)

Basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.02)	$(0.20)

Shares used in computing basic and diluted net loss per share	5,489,195	4,261,606	5,460,775	5,105,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(109,324)	$(1,045,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407,537	1,285,659
Gain on sale of TNP assets	(7,869)	—
Gain on reacquisition of stock	—	(92,294)
Changes in assets and liabilities:
Accounts receivable	(90,599)	(151,228)
Prepaid expenses and other current assets	(181,767)	144,165
Other assets	(147)	20,833
Accounts payable	(282,304)	(507,603)
Accrued expenses	(744,189)	(267,742)
Deferred revenue	45,006	341,401
Other long-term liabilities	(293,256)	(357,397)
Net cash used in operating activities	(1,256,912)	(629,884)

Cash flows from investing activities:
Purchases of fixed assets	—	(38,559)
Net proceeds from sale of TNP assets	281,275	—
Acquisition of EBM Solutions	—	(66,764)
Expenditures for capitalized software	(85,474)	(124,439)
Net cash provided by (used in) investing activities	195,801	(229,762)

Cash flows from financing activities:
Payment of capital lease obligation	—	(5,821)
Repurchase of common stock	—	(47,952)
Common stock, net of issuance costs	6,517	—
Net cash provided by (used in) financing activities	6,517	(53,773)

Net decrease in cash and cash equivalents	(1,054,594)	(913,419)

Cash and cash equivalents, beginning of period	3,431,230	4,449,086

Cash and cash equivalents, end of period	$2,376,636	$3,535,667

Cash paid for interest	$—	$1,000

Supplemental disclosure of non-cash activity:

During the quarter ended September 30, 2004, HealthGate determined that some of the liabilities accrued as part of the EBM Solutions transaction did not represent valid claims. Accordingly, HealthGate has adjusted the amount of remaining accrued liabilities resulting in a reduction in the amount of goodwill of approximately $48,000.  Also during the third quarter of 2004, HealthGate’s security deposit on its Burlington office space of approximately, $319,000 was reclassified from other assets to prepaid expenses and other current assets.

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

The Company’s financial position beyond the next twelve months is dependent upon its ability to achieve break-even or positive cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so. HealthGate’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. At September 30, 2004, the Company had approximately $2,377,000 of cash and cash equivalents and negative working capital of approximately $64,000. The Company has incurred net losses in every fiscal year since inception. For the nine months ended September 30, 2004, the Company incurred a net loss of approximately $109,000 and negative cash flows from operations of $1,257,000. Additionally, as of September 30, 2004, the Company had an accumulated deficit of approximately $99,666,000.

The Company has taken numerous actions to substantially reduce operating cash outflows. These actions included settling commissions owed under development and distribution agreements, process improvements and streamlining operations and amending or canceling several content arrangements. Management believes that these actions have not impaired the Company’s ability to invest in its core business. If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

2. Net Loss Per Share

Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the assumed exercise of stock options and warrants are anti-dilutive for all periods presented.  As of September 30, 2004, options to purchase 1,042,510 shares of the Company’s common stock were outstanding, and warrants to purchase 363,333 shares of the Company’s common stock were outstanding.

3. Revenue Recognition

HealthGate primarily derives revenue from licensing access to its content and tools. HealthGate also enters into publishing agreements with print publishers.

HealthGate records revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenue from fixed fee services arrangements is recognized ratably over the term of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate’s authorized reseller, which generally ranges from one to three years. Revenue from usage fees is recognized when the service has been provided and the usage reporting from the customer has been received by HealthGate. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties. For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate’s past collections experience, the customer’s payment history and evaluation of the customer’s financial condition. If collection is not deemed probable, revenue is not recognized until cash is received.

If consideration, including equity instruments, is given to a customer or reseller for which the Company does not receive a separate identifiable benefit with a determinable fair value, the Company characterizes the recognition of such consideration as a reduction in revenue to the extent there is cumulative revenue from such customer or reseller. Any consideration in excess of revenue is recorded as an expense.

Revenue from licensing content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long as HealthGate has no material future obligations.

When HealthGate enters into multi-element service arrangements, each element is accounted for separately over its respective service period, provided that there is stand-alone value to the delivered service and objective and reliable evidence of fair value of at least the undelivered service. If these conditions are not met, the total value of the arrangement is recognized ratably over the entire service period. For all multi-element service arrangements to date, the fair values have not been objectively determinable. Therefore, all revenue under these contracts has been recognized ratably over the related service period.

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

During 2003, the Company’s subtenant defaulted on the sublease. As a result, the Company reevaluated the assumptions underlying the accrual and recorded additional lease exit costs of approximately $106,000 in the quarter ended June 30, 2003. During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company’s excess space for the remaining term of HealthGate’s office lease. As a result, the Company reevaluated the assumptions underlying the accrual. This analysis included significant estimates including the amount of rent that HealthGate believes will ultimately be collectible based on the subtenant’s limited operating history and current operating performance. This analysis resulted in a reduction in HealthGate’s estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003. Total lease exit expenses were $77,000 for the year ended December 31, 2003.

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

The activity for the nine months ended September 30, 2004 relating to the accrual is as follows:

Liability at December 31, 2003	$889,156
Payments	(149,909)
Payments received from subtenant	17,800
Liability at March 31, 2004	757,047
Payments	(150,326)
Payments received from subtenant	17,800
Reduction in lease exit cost accrual	(112,427)
Liability at June 30, 2004	512,094
Payments	(150,110)
Payments received from subtenant	17,800
Liability at September 30, 2004	379,784

Less: current portion	(379,784)
Other long-term liabilities	$—

The charges and accruals included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances.  It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5. Acquisitions and Dispositions

On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist (“TNP”), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals. The total purchase price of $393,000 consisted of $350,000 in cash and $43,000 in direct transactional costs. In accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), the purchase price was allocated to the assets acquired based on their value at the date of acquisition, with $48,000 of the purchase price being allocated to accounts receivable and $345,000 allocated to purchased content. This purchased content asset was being amortized on a straight-line basis over the estimated three-year life of the underlying asset. The acquired assets were reported in HealthGate’s results of operations from the date of acquisition.

On August 23, 2004, HealthGate entered into an Asset Purchase Agreement with EBSCO Publishing (“EBSCO”) for the sale of TNP assets.  On the same date, EBSCO entered into a Reseller Agreement with HealthGate under which HealthGate can continue to license and distribute the TNP content for an initial term of three years.  In addition, HealthGate entered into a Reseller Agreement with EBSCO for EBSCO to license and distribute HealthGate’s consumer health library on an exclusive basis to academic and public libraries for an initial term of three years.  Unless notice of intent not to renew is given by either party at least sixty (60) days before the end of the then current term, the terms of both Reseller Agreements will automatically be extended for successive one-year terms upon the same terms and conditions as the initial terms.

These agreements were determined to represent a multi-element service arrangement under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  Under EITF 00-21, each element of these agreements can be divided into separate units of accounting and applicable revenue recognition criteria can be applied separately to each unit of accounting, provided that (1) the delivered service has value to HealthGate on a stand alone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered services. As HealthGate was not able to obtain objective and reliable evidence of the fair values for each of the elements within these agreements, the deliverables did not meet the related separation criteria under EITF 00-21 and must be accounted for as a combined unit of accounting.  Consequently, the total value of the arrangement is being recognized as income ratably over the initial service period of three years.  Additionally, as there is no objective and reliable evidence of fair values for the undelivered elements of the Reseller Agreements, the amount of license fees payable to EBSCO were classified as an offset to revenue recognized on fees receivable from EBSCO rather than as an operating expense in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by A Vendor to a Customer” (“EITF 01-09”).  HealthGate also recorded a deferred gain of approximately $227,000 representing the excess of cash received for the TNP assets, net of the remaining book value of the TNP content and certain direct transaction costs.  This gain is being recognized as “Other income” in the condensed consolidated statement of operations.

HealthGate’s results of operations for the three months ended September 30, 2004 include approximately $8,000 of the gain which was recognized in the third quarter, as well as approximately $15,000 of net revenue under the two reseller agreements.  The unrecognized portion of the gain is included in HealthGate’s condensed consolidated balance sheet at September 30, 2004.

On October 27, 2003, HealthGate acquired substantially all the assets and certain liabilities of EBM Solutions, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated October 3, 2003. Total consideration given by HealthGate consisted of 752,048 shares of HealthGate’s common stock valued $0.69 per share based on the average market price of HealthGate’s common stock on the OTCBB for the three days preceding and the three days succeeding the announcement of the proposed transaction, for a total value of $519,000. HealthGate also issued a warrant to EBM Solutions to purchase an additional 333,333 shares of HealthGate common stock at a price of $1.20 per share. The fair value of this warrant was determined to be $74,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. In connection with the acquisition, certain investors in EBM Solutions also purchased 333,333 shares of unregistered stock of HealthGate on the date of the closing of this transaction at a price per share of $1.20. These shares were valued at $233,000, using the closing price of HealthGate’s common stock on the OTCBB on the date on which the shares were purchased. A warrant to purchase 30,000 shares of HealthGate’s common stock at a price of $1.20 per share was also issued to a member of the Academic Medical Center Consortium in connection with this transaction. The fair value of this warrant was determined to be $7,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. HealthGate also incurred certain direct transaction costs in connection with this transaction of approximately $127,000. Based on these assumptions, total consideration given was calculated to be approximately $960,000. The following table describes the purchase price allocation to the net assets based on their value at the date of acquisition, in accordance with the provisions of SFAS No. 141.

Cash	$504,000
Accounts receivable	190,000
Liabilites	(245,000)
Deferred revenue	(267,000)
Fixed assets	13,000
Technology	149,000
Medical Guidelines	173,000
Customer contracts	212,000
Goodwill	231,000
Allocation of Purchased Assets	$960,000

During the quarter ended September 30, 2004, HealthGate evaluated the amount and nature of the remaining liabilities accrued as part of the EBM Solutions transaction, and determined that some of these accruals did not represent valid claims.  Accordingly, HealthGate has adjusted the amount of remaining liabilities resulting in a reduction to the amount of goodwill of approximately $48,000.

HealthGate’s condensed consolidated financial statements include the cash flows and results of operations from the EBM Solutions acquisition subsequent to the acquisition date October 27, 2003. Despite HealthGate’s good faith efforts, due to a lack of reliable, historical documentation concerning EBM Solutions’ financial operations prior to its acquisition by HealthGate, HealthGate is unable to provide pro forma information regarding results of operations for the three and nine months ended September 30, 2003.

6. Intangible Assets and Goodwill

Intangible assets are recorded at their fair market value at the date of acquisition and amortized over their useful lives. Purchased content acquired in February 2002, as part of the acquisition of certain assets of The Natural Pharmacist (“TNP”), was amortized on a straight-lined basis over three years through August 2004 when the assets were sold to EBSCO.

Purchased content and customer relationships acquired as part of the acquisition of certain assets and liabilities of EBM Solutions are being amortized based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the estimated useful life of four years. Technology assets acquired as part of the EBM Solutions transaction were amortized on a straight-line basis over three months ending January 2004. Goodwill of $231,000 recorded as part of the EBM Solutions transaction at the excess of the purchase consideration over the fair market value of net assets acquired was adjusted to $184,000 in the quarter ended September 30, 2004.  This goodwill will be tested on at least an annual basis for impairment. All intangible assets are tested for impairment when a qualifying event occurs that suggests such an impairment may have occurred. Amortization of intangible assets was approximately $50,000 and $29,000 for the three months ended September 30, 2004 and 2003, respectively and approximately $222,000 and $86,000 for the nine months ended September 30, 2004 and 2003, respectively.

7. Commitments and Contingencies

HealthGate has entered into agreements to license content for its services from various unrelated third parties. Future minimum license payments under these agreements as of September 30, 2004 totaled approximately $630,000.

In July 1999, HealthGate received a letter alleging that HealthGate’s Web site induces users to infringe a patent held by a company (the “Holder”). In lieu of pursuing a patent infringement claim against HealthGate, the Holder offered to provide HealthGate with a license for unlimited use of the patent for a one-time payment of between $50,000 and $150,000. There has been no recent activity on this matter and at this time, HealthGate is unable to predict its outcome, but management believes there is no merit to the claim.

From time to time HealthGate becomes subject to legal proceedings and claims arising in connection with its normal course of business. HealthGate does not believe that there were any asserted claims at September 30, 2004 that, if adversely decided, would have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

HealthGate indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, HealthGate has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. HealthGate believes the estimated liabilities, if any, associated with these indemnification agreements is minimal.

HealthGate warrants that the content that the Company licenses to its customers shall operate in accordance with the written specifications and documentation provided by HealthGate. If the licensed content failed to operate as specified, a customer would be entitled to a refund of a pro rata portion of the license fees paid to HealthGate. Since HealthGate recognizes such fees on a pro rata basis it is unlikely that the Company would experience significant claims under its product or services warranties in excess of amounts recorded as deferred revenue. As a result, the Company believes the estimated liabilities, if any, of these warranties is minimal.

HealthGate enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to HealthGate’s products. The term of these indemnification agreements is generally perpetual. The amount of future payments required under these indemnification agreements is generally limited to the amount of fees paid by the customer pursuant to the agreement. HealthGate has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated liabilities, if any, of these warranties is minimal.

8. Related Party Transactions and Other Income

In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems (“GEMS”). The agreement, as amended, was terminated in June 2003. Under the terms of this agreement, GEMS could have sold HealthGate’s standard CHOICE product and GEMS’ branded enhanced versions of HealthGate’s CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. In February 2003, HealthGate entered into a settlement agreement that established commissions due under this development and distribution agreement relating to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued and was recorded as other income in the nine months ended September 30, 2003.

Vanderbilt University Medical Center is a member of HealthGate’s Academic Medical Center Consortium. In connection with the acquisition of EBM Solutions, Harry R. Jacobson, M.D. joined the Company’s Board of Directors in October 2003. Dr. Jacobson is Vice Chancellor for Health Affairs and Professor of Medicine at

Vanderbilt University Medical Center. Net revenue from Vanderbilt University Medical Center was approximately $3,000 and $10,000 for the three and nine months ended September 30, 2004, respectively.

9. Research and Development and Software Development Costs

Costs incurred in the research and development of HealthGate’s content and products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the three months ended September 30, 2004 and 2003, development costs of approximately $36,000 and $59,000, respectively, were capitalized. During the nine months ended September 30, 2004 and 2003, development costs of approximately $85,000 and $124,000 respectively, were capitalized.  These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

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

The following unaudited table illustrates the effect on net loss and net loss per share if HealthGate had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the three months ended		For the nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net loss as reported	$(109,420)	$(291,511)	$(109,324)	$(1,045,678)
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards	(13,600)	(9,278)	(43,336)	(42,978)
Pro forma net loss	$(123,020)	$(300,789)	$(152,660)	$(1,088,656)

Basic and fully diluted net loss per share:

As reported	$(0.02)	$(0.07)	$(0.02)	$(0.20)
Pro forma	$(0.02)	$(0.07)	$(0.03)	$(0.21)

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

At September 30, 2004, the Company had $2,377,000 of cash and cash equivalents and $64,000 of negative working capital, including $2,129,000 of deferred revenue. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the nine months ended September 30, 2004, the Company incurred a net loss of $109,000, and negative cash flows from operations of $1,257,000. Additionally, as of September 30, 2004, the Company had an accumulated deficit of $99,666,000.

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

HealthGate has reviewed its agreements with both vendor and customer components that might be impacted by EITF 01-09. As a result, HealthGate has classified $17,000 and $50,000 for the Academic Medical Center Consortium fees from expense to a reduction in revenue for the three and nine months ended September 30, 2004 and 2003, respectively. HealthGate has also classified $2,000 of expense under the Company’s reseller agreement with EBSCO Publishing from expense to a reduction in revenue for the three and nine months ended September 30, 2004. Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments. If HealthGate reached different conclusions, reported revenues could have been materially different.

In October 2002, HealthGate and HCA-Information Technology & Services Inc. (“HCA-Information”) entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The annual license fees are being recognized ratably over the term of the agreement. As of September 30, 2004, the Company was providing access to its content to 270 authorized entities under this agreement. The Company signed an amendment to this agreement with HCA-Information effective March 2004 through February 2005 for access to the Company’s HealthGateWay newsletter.

In October 2004, HealthGate and HCA-Information amended their content agreement. The term of the amended agreement is from November 2004 through October 2006 and calls for HCA-Information to pay annual license fees to HealthGate of $1,015,000 for HealthGate’s content and newsletter product. The agreement covers up to 480 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees will be recognized ratably over the term of the agreement.

In 2002, HealthGate began entering into publishing agreements with print publishers. Revenue from licensing electronic content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long as HealthGate has no material future obligations.

When HealthGate enters into multi-element service arrangements each element is accounted for separately over its respective service period, provided that there is stand-alone value to the delivered service and objective and reliable evidence of fair value of at least the undelivered service. If these conditions are not met, the total value of the arrangement is recognized ratably over the entire service period. For all multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these contracts has been recognized ratably over the related service period.

On August 23, 2004, HealthGate entered into an Asset Purchase Agreement with EBSCO Publishing (“EBSCO”) for the sale of TNP assets.  On the same date, EBSCO entered into a Reseller Agreement with HealthGate under which HealthGate can continue to license and distribute the TNP content for an initial term of three years.  In addition, HealthGate entered into a Reseller Agreement with EBSCO for EBSCO to license and distribute HealthGate’s consumer health library on an exclusive basis to academic and public libraries for an initial term of three years.  Unless notice of intent not to renew is given by either party at least sixty (60) days before the end of the then current term, the terms of both Reseller Agreements will automatically be extended for successive one-year terms upon the same terms and conditions as the initial terms.

These agreements were determined to represent a multi-element service arrangement under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  Under EITF 00-21, each element of these agreements can be divided into separate units of accounting and applicable revenue recognition criteria can be applied separately to each unit of accounting, provided that (1) the delivered service has value to HealthGate on a stand alone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered services. As HealthGate was not able to obtain objective and reliable evidence of the fair values for each of the elements within these agreements, the deliverables did not meet the related separation criteria under EITF 00-21 and must be accounted for as a combined unit of accounting.  Consequently, the total value of the arrangement is being recognized as income ratably over the initial service period of three years.  Additionally, as there is no objective and reliable evidence of fair values for the undelivered elements of the Reseller Agreements, the amount of license fees payable to EBSCO were classified as an offset to revenue recognized on fees receivable from EBSCO versus as an operating expense in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by A Vendor to a Customer” (“EITF 01-09”).  HealthGate also recorded a deferred gain of approximately $227,000 representing the excess of cash received for the TNP assets, net of the remaining book value of the TNP content and certain direct transaction costs.  This gain is being recognized as “Other income” in the condensed consolidated statement of operations.

HealthGate’s results of operations for the three months ended September 30, 2004 include approximately $8,000 of the gain which was recognized in the third quarter, as well as approximately $15,000 of net revenue under the two reseller agreements.  The unrecognized portion of the gain is included in HealthGate’s condensed consolidated balance sheet at September 30, 2004.

Research and Development and Software Development Costs.     Costs incurred in the research and development of HealthGate’s content and products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use. During the three months ended September 30, 2004 and 2003, development costs of approximately $36,000 and $59,000, respectively, were capitalized. During the nine months ended September 30, 2004 and 2003, development costs of approximately $85,000 and $124,000 respectively, were capitalized.  These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

Amortization of capitalized software was approximately $34,000 and $28,000 for the three months ended September 30, 2004 and 2003, respectively.  Amortization of capitalized software was approximately $95,000 and $289,000 for the nine months ended September 30, 2004 and 2003 respectively.  HealthGate has made significant judgments in estimating the useful life of the capitalized software to be one year. Operating results would be materially different if a different useful life were used.

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

Acquisition of EBM Solutions.     On October 27, 2003, HealthGate acquired substantially all the assets and certain liabilities of EBM Solutions Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated October 3, 2003. Total consideration given by HealthGate consisted of 752,048 shares of HealthGate’s common stock valued $0.69 per share based on the average market price of HealthGate’s common stock on the OTCBB for the three days preceding and the three days succeeding the announcement of the proposed transaction, for a total value of $519,000. HealthGate also issued a warrant to EBM Solutions to purchase an additional 333,333 shares of HealthGate common stock at a price of $1.20 per share. The fair value of this warrant was determined to be $74,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. In connection with the acquisition, certain investors in EBM Solutions also purchased 333,333 shares of unregistered stock of HealthGate on the date of the closing of this transaction at a price per share of $1.20. These shares were valued at $233,000, using the closing price of HealthGate’s common stock on the OTCBB on the date on which the shares were purchased. A warrant to purchase 30,000 shares of HealthGate’s common stock at a price of $1.20 per share was also issued to a member of the Academic Medical Center Consortium in connection with this transaction. The fair value of this warrant was determined to be $7,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. HealthGate also incurred certain direct transaction costs in connection with this transaction of approximately $127,000. Based on these assumptions, total consideration was calculated to be approximately $960,000.

In accordance with the provisions of SFAS No. 141, the purchase price was allocated to the net assets acquired based on their value at the date of acquisition. HealthGate received approximately $504,000 in cash, including $400,000 of proceeds from the purchase of 333,333 shares of HealthGate’s common stock by certain investors in EBM Solutions. Approximately $190,000 of the purchase price was allocated to accounts receivable based on HealthGate’s estimate of the net realizable value of the receivables acquired from EBM Solutions. HealthGate also examined the fixed assets acquired as part of the transaction, and assigned them a value of approximately $13,000. HealthGate also assumed approximately $245,000 in liabilities for accounts payable and accrued expenses in connection with this transaction, and approximately $267,000 in deferred revenue for liability to perform under EBM Solutions’ contracts. The values assigned to these liabilities were based on the amounts and nature of liabilities as described in the Asset Purchase Agreement. During the third quarter of 2004, HealthGate evaluated the amount and nature of the remaining liabilities accrued as part of the EBM Solutions transaction, and determined that some of these did not represent valid claims.  Accordingly, HealthGate has adjusted the amount of remaining liabilities, resulting in a reduction to the amount of goodwill of approximately $48,000.

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

Technology assets, which consist of the application development and implementation costs incurred by EBM Solutions to create its content management tools, were valued at approximately $149,000 using a replacement cost methodology. HealthGate estimated the useful life of the technology assets to be three months and amortized these costs into cost of revenue over three months on a straight-line basis. The useful life of this asset was determined by the amount of time it took HealthGate to transition the EBM Solutions’ customers onto HealthGate’s technology platform.

The resulting difference between the consideration given to acquire the EBM Solutions net assets and the identified tangible and intangible net assets acquired was recorded as goodwill in the amount of $231,000. The amount of goodwill was adjusted to $184,000 in the quarter ended September 30, 2004.  This adjusted value will not be amortized, but rather will be evaluated on at least an annual basis for impairment.

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

Despite HealthGate’s good faith efforts, due to a lack of reliable, historical documentation concerning EBM Solutions’ financial operations prior to its acquisition by HealthGate, HealthGate is unable to provide pro forma information regarding results of operations for the three and nine months ended September 30, 2003.

Results of Operations

Comparison of the Three Months Ended September 30, 2004 with the Three Months Ended September 30, 2003

Revenue

Total revenue for the three months ended September 30, 2004 decreased by $121,000 or 8% to $1,474,000 compared to total revenue of $1,595,000 for the three months ended September 30, 2003. Substantially all of the revenue in both periods was derived from licensing access to content and tools. HealthGate continues to see a decrease in the demand for its stand-alone, web-based consumer health information offerings.  Increased pricing pressure has resulted in lower revenue from sales of these products.  This decrease has been partially offset by revenues generated from the sales of the Company’s evidenced-based clinical guideline products. HealthGate’s ability to grow revenue in the future will largely be dependent on its future sales and licensing of quality improvement and risk management solutions, such as the newly released InteractiveICTM product.

In October 2002, HealthGate and HCA-Information Technology & Services Inc. (“HCA-Information”) entered into a new content agreement. The term of the new agreement is from November 2002 through October 2004 and calls for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The annual license fees are being recognized ratably over the term of the agreement. The Company signed an amendment to this agreement with HCA-Information effective March 2004 through February 2005 for access to the Company’s HealthGateWay newsletter.

In October 2004, HealthGate and HCA-Information amended their content agreement. The term of the amended agreement is from November 2004 through October 2006 and calls for HCA-Information to pay annual license fees to HealthGate of $1,015,000 for HealthGate’s content and newsletter product. The agreement covers up to 480 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees will be recognized ratably over the term of the agreement.

The three months ended September 30, 2004 included revenue of $291,000 (20%) from HCA-Information and $218,000 (15%) from Veterans Administration, currently serviced as a subcontractor through a prime contract with Synnex.  The three months ended September 30, 2003 included revenue of $275,000 (17%) from HCA-Information, and $248,000 (16%) from Veterans Administration. No other customers accounted for more than 10% of the Company’s revenue for the periods.

For the three months ended September 30, 2004, net related party revenue was $3,000 from Vanderbilt University Medical Center. There was no related party revenue for the three months ended September 30, 2003.

Costs and Expenses

Cost of Revenue.     Cost of revenue consists primarily of costs involved with providing services, royalties associated with licensed content, related equipment and software costs, as well as amortization of acquired intangible assets. Cost of revenue decreased by $145,000 to $371,000 in the three months ended September 30, 2004 from $516,000 in the three months ended September 30, 2003. This decrease of approximately 28% primarily relates to lower depreciation and amortization expense in the third quarter of 2004 than the third quarter of 2003 and lower royalties in the current quarter as a result of renegotiations of a number of the Company’s content agreements. Because of lower costs in the current quarter, cost of revenue as a percentage of total revenue decreased from 32% for the three months ended September 30, 2003 to 25% for the three months ended September 30, 2004. The Company expects expenses related to cost of revenue to be relatively consistent for the remainder of 2004.

Research and Development.     Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company’s service offerings. These expenses increased by $28,000 to $431,000 for the three months ended September 30, 2004 from $403,000 for the three months ended September 30, 2003, due primarily to costs associated with guideline development.  During the three months ended September 30, 2004, approximately $36,000 of software development costs were capitalized. These costs will be amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use. During the three months ended September 30, 2003, software development costs totaling $59,000 were capitalized. These costs began being amortized into cost of revenue over the one-year estimated life of the related software in February 2004.

Sales and Marketing.     Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising. These expenses decreased by $30,000 to $311,000 in the three months ended September 30, 2004 from $341,000 in the three months ended September 30, 2003.    The current quarter includes increases in salaries and related costs relating to addition of sales and marketing personnel in the first quarter of 2004, partially offset by lower depreciation expense. The Company anticipates sales & marketing expense to increase during the remainder of 2004 as a result of marketing and promotion expenses related to its new quality improvement and risk management solutions.

General and Administrative.     General and administrative expenses consist primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. These expenses decreased by $176,000 to $488,000 in the three months ended September 30, 2004 from $664,000 in the three months ended September 30, 2003. This decrease primarily relates to savings in salaries, insurance and hosting services that resulted from streamlining operations as well as lower depreciation expense in the current quarter.

Lease Exit Costs.  During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company’s excess space for the remaining term of HealthGate’s office lease.  As a result, the Company reevaluated the assumptions underlying the accrual.  This analysis resulted in a reduction in HealthGate’s estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003. No adjustment to the lease exit cost accrual was made in the quarter ended September 30, 2004.

Interest and Other Income, Net.     Interest and other income net includes interest income, interest expense, and other income. Interest income, net for the three months ended September 30, 2004 was $6,000 compared to $10,000 for the three months ended September 30, 2003. The decrease is the result of lower invested cash balances and lower interest rates in the current period. There was no interest expense for the three months ended September 30, 2004 or for the three months ended September 30, 2003. Other income, net for the three months ended September 30, 2004 was $11,000.

In August 2004, HealthGate sold the assets of The Natural Pharmacist (“TNP”) database to EBSCO Publishing (“EBSCO”) for cash of $300,000.  HealthGate also entered into two other agreements with EBSCO.  Since HealthGate was not able to obtain objective and reliable evidence of fair value for each of the elements contained within these agreements, HealthGate is recognizing the gain on the sale of the TNP assets of approximately $227,000 over the three-year life of the arrangements with EBSCO.  HealthGate’s results of operations for the three months ended September 30, 2004 include approximately $8,000 of this gain. There was no other income, net for the three months ended September 30, 2003.

Income Taxes.     HealthGate has incurred significant losses for all tax periods from inception through September 30, 2004. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company’s lack of earnings history.

Comparison of the Nine Months Ended September 30, 2004 with the Nine Months Ended September 30, 2003

Revenue

Total revenue for the nine months ended September 30, 2004 increased by $36,000 or approximately 1% to $4,557,000 compared to total revenue of $4,521,000 for the nine months ended September 30, 2003.  Revenues increased slightly due to sales and licensing of the Company’s evidenced-based clinical guideline products in excess of decreases in revenues from sales and licensing of the Company’s consumer health information.  Substantially all of the revenue in both periods was derived from licensing access to content and tools.

The nine months ended September 30, 2004 included revenue of $856,000 (19%) from HCA-Information and $679,000 (15%) from Veterans Administration, currently served through a prime contract with Synnex.  The nine months ended September 30, 2003 included revenue of $825,000 (18%) from HCA-Information. No other customers accounted for more than 10% of the Company’s revenue for the period.

For the nine months ended September 30, 2004, net related party revenue was $10,000 from Vanderbilt University Medical Center.  There was no related party revenue for the nine months ended September 30, 2003.

Costs and Expenses

Cost of Revenue.  Cost of revenue decreased by $820,000 to $1,136,000 in the nine months ended September 30, 2004 from $1,956,000 in the nine months ended September 30, 2003.  This decrease of approximately 42% relates to lower depreciation and amortization expense in the current quarter resulting from completion of amortization of capitalized software development costs for software which amortization was completed in the first quarter of 2003, as well as lower royalty expenses and lower communication costs in the current year resulting from renegotiation of certain vendor agreements.  Because of lower costs in 2004, cost of revenue as a percentage of total revenue decreased from 43% for the nine months ended September 30, 2003 to 25% for the nine months ended September 30, 2004.

Research and Development. Research and development expenses decreased by $213,000 to $1,168,000 for the nine months ended September 30, 2004 from $1,381,000 for the nine months ended September 30, 2003, due primarily to savings in salaries and related costs for technical and development personnel made possible through operating efficiencies.  During the nine months ended September 30, 2004, approximately $85,000 of software development costs were capitalized compared to $124,000 during the nine months ended September 30, 2003.  Capitalized software development costs are amortized into cost of revenue over the one-year estimated life of the related software, once that software is complete and ready for its intended use

Sales and Marketing. Sales and marketing expenses increased by $128,000 to $980,000 in the nine months ended September 30, 2004 from $852,000 in the nine months ended September 30, 2003.  The current quarter includes increases in salaries and related costs relating to addition of sales and marketing personnel in the first quarter of 2004, as well as increases in marketing expenses in the current year partially offset by lower depreciation expense.

General and Administrative.  General and administrative expenses decreased by $635,000 to $1,648,000 in the nine months ended September 30, 2004 from $2,283,000 in the nine months ended September 30, 2003.  This decrease relates to savings in salaries and insurance and decreases in depreciation and amortization that resulted from streamlining operations.

Lease Exit Costs.   During the quarter ended June 30, 2003, the Company’s first subtenant defaulted on the sublease with HealthGate.  As a result, the Company reevaluated the assumptions underlying it lease exit accrual and recorded additional lease exit costs of approximately $106,000 in the quarter ended June 30, 2003.

During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company’s excess space for the remaining term of HealthGate’s office lease.  As a result, the Company reevaluated the assumptions underlying the accrual.  This analysis resulted in a reduction in HealthGate’s estimated of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003.

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

Interest and Other Income, Net.  Interest income for the nine months ended September 30, 2004 was $20,000 compared to $32,000 for the nine months ended September 30, 2003.  The decrease is the result of lower invested cash balances and lower interest rates in the current period.  There was no interest expense for the nine months ended September 30, 2004 compared to interest expense of $1,000 for the nine months ended June 30, 2003.  Other income, net for the nine months ended September 30, 2004 was $134,000 versus $952,000 for the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, HealthGate reached a settlement with a vendor for amounts owed under an expired contract.  The settlement amount was approximately $87,000 less than was originally accrued. Also during the nine months ended September 30, 2004, HealthGate sold the assets of its TNP database to EBSCO for cash of $300,000.  HealthGate also entered into two other agreements with EBSCO.  Since HealthGate was not able to obtain objective and reliable evidence of fair value for each of the elements contained within these agreements, gain on the sale of the TNP assets of approximately $227,000 is being amortized over the three-year life of the agreements with EBSCO.  HealthGate’s results of operations for the nine months ended September 30, 2004 include approximately $8,000 of this gain.

During the nine months ended September 30, 2003, HealthGate entered into a settlement agreement that established commissions due under this development and distribution agreement relating to fiscal year 1999 through 2002.  The settlement amount was approximately $818,000 less than HealthGate had previously accrued and was recorded as other income in the nine months ended September 30, 2003.  Also during the nine months ended September 30, 2003, HealthGate transferred to National Broadcasting Company, Inc. (“NBC”) all HealthGate’s rights to its general unsecured claim against Medical SelfCare, Inc. in exchange for 1,153,667 shares of HealthGate’s common stock, and the cancellation of warrants to purchase 463,266 shares of HealthGate’s common stock.  HealthGate recorded a gain of approximately $92,000 on this transaction which is included in other income for the nine months ended September 30, 2003.

Liquidity and Capital Resources

For the nine months ended September 30, 2004, cash used in operating activities was $1,257,000. The Company’s net loss of $109,000, increased by non-cash expenses including depreciation and amortization of $407,000, and reduced by the recognized gain on the sale of TNP assets of $8,000 was a net source of operating cash of $290,000. Increases in accounts receivable were a use of $91,000 in operating cash.  Increases in prepaid expenses were a use of approximately $182,000 relating to prepayment of an annual insurance policy and prepayment of certain annual content license fees.  Decreases in accounts payable and accrued expenses were a use of approximately $1,026,000.  The net increase in deferred revenue was a source of $45,000 of operating cash.  Decreases in long-term liabilities relating to the Company’s lease exit accrual were a use of $293,000.

For the nine months ended September 30, 2003, cash used in operating activities was $630,000. The Company’s net loss of $1,046,000, reduced for non-cash expenses including depreciation and amortization of $1,286,000 and increased by a non-cash gain on reacquisition of stock of $92,000, was a net source of operating cash of $148,000. Decreases in accounts payable, accrued expenses and other long-term liabilities primarily related to the settlement of commissions owed under a development and distribution agreement resulted in a use of approximately $1,133,000 of operating cash.  Increases in deferred revenue resulted in a source of operating cash of $341,000.  Net changes in other operation assets and liabilities resulted in a net decrease in operation cash of $14,000.

For the nine months ended September 30, 2004, the Company had net cash provided by investing activities of $196,000.  This primarily relates to net proceeds of approximately $281,000 received for the sale of its TNP assets to EBSCO, net of $85,000 used for capitalized software development costs. Net cash used in investing activities for the nine months ended September 30, 2003 was $230,000. The Company had expenditures of  $124,000 for capitalized software development costs, $39,000 in fixed asset acquisitions and used $67,000 for the acquisition of EBM Solutions.

Cash provided by financing activities in the nine months ended September 30, 2004 was $7,000, which consisted of proceeds from the exercise of common stock options. Cash used in financing activities in the nine months ended September 30, 2003 was $54,000, which consisted of $6,000 for the payment of obligations under capital lease arrangements and $48,000 used to repurchase shares of the Company’s common stock.

The following table sets forth HealthGate’s contractual obligations by period:

Contractual Obligations	Oct-Dec 2004	1-3 years	More than 3 years	Total
Operating leases	$302,000	$592,000	$—	$894,000
Content licensing obligations	74,000	556,000	—	630,000

At September 30, 2004, the Company had $2,377,000 of cash and cash equivalents and $64,000 of negative working capital, including $2,129,000 of deferred revenue. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the nine months ended September 30, 2004, the Company incurred a net loss of $109,000, and negative cash flows from operations of $1,257,000. Additionally, as of September 30, 2004, the Company had an accumulated deficit of $99,666,000.

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

Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate’s long-term viability and its ability to achieve its intended business objectives.  At September 30, 2004, the Company had $2,377,000 of cash and cash equivalents and $64,000 of negative working capital, including $2,129,000 of deferred revenue. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the nine months ended September 30, 2004, the Company incurred a net loss of $109,000, and negative cash flows from operations of $1,257,000. Additionally, as of September 30, 2004, the Company had an accumulated deficit of $99,666,000.

HealthGate continues to take actions to reduce operating cash outflows. These actions include settling commissions owed under development and distribution agreements, streamlining operations and amending or canceling several content arrangements. Other cost savings were made possible through process improvements, development of additional proprietary content and focusing on content sales, services and tools.  If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions.

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

The success of the Company’s business will depend on HealthGate’s ability to sell its current tools and content products and develop new products.     HealthGate licenses access to content and tools on an individual resource basis so that customers can choose specific content elements that meet their needs. HealthGate also generates revenue from customers who license HealthGate’s content on a pre-packaged basis, such as the

Company’s Health Library and the CHOICE Web site products, which offer customers a generalized selection of HealthGate’s more popular tools content resources. During 2002, HealthGate released HealthGate OnSite™ which enables customers to download HealthGate’s content files and host them on their own servers. In March 2003, HealthGate released The HealthGateWay™, a web-based newsletter tool that allows customers to publish a customized electronic newsletter integrating the content they license from HealthGate with the customer’s local news stories and features. In October 2003 the Company acquired Clinical Guidelines from EBM Solutions. The Company believes that these products will allow HealthGate’s customers to provide their patients with complete, consistent and up-to-date healthcare information. These and other future new product initiatives involve some initial investment with no assurance of success.

A key element of the Company’s strategy is to continue sales and licensing into the hospital market as well as to expand sales and licensing into other healthcare markets, such as payors and pharmaceutical companies, and to continue entering into agreements with print publishers. HealthGate continually evaluates its products and services and looks to develop new products and services that meet the needs of its customers. HealthGate’s ability to sell its existing products and services and develop new products and services is necessary for the Company to increase its sales and licensing revenues.  The Company has seen a significant decrease in the demand for its stand-alone, web-based consumer health information offerings in its current markets.  It ability to grow revenue will largely be dependent on its continuing sales of quality improvement and risk management solutions.  If HealthGate is unable to increase sales and licensing, the Company’s business prospects, results of operations and the market price of the Company’s common stock could be adversely affected.

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

A significant portion of HealthGate’s revenue has historically been derived from a few customers and the loss of any of these customers could adversely affect the Company’s business unless the Company finds other significant customers.     Historically, HealthGate has generated a substantial portion of its revenue from a few customers. In the nine months ended September 30, 2004 one customer, HCA-Information, accounted for 19% of the Company’s total revenue and one customer, Veterans Administration, currently served through a contract with Synnex, the prime contractor to Veterans Administration, accounted for 15% of the Company’s total revenue.

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

HealthGate is subject to the new requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 and there can be no guarantee that the Company will be able to fully comply with the documentation requirements in the time period allowed under the Sarbanes-Oxley Act.  For several years HealthGate has had internal controls and disclosure procedures in place to ensure that HealthGate’s periodic reports as filed with the U.S. Securities and Exchange Commission are accurate.  Following enactment of the Sarbanes-Oxley Act, HealthGate has focused on further improving and clarifying (including documenting) its internal controls and procedures.  Among other Sarbanes-Oxley Act requirements, pursuant to Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring auditors to attest to and report on management’s assessment of internal controls (a “Section 404 Audit”) beginning with the audit of the financial statements for the year ended December 31, 2005.  Although management believes that HealthGate’s internal controls and procedures are effective, there can be no guarantee that the Company, with its limited size and limited financial staff, will be able to fully comply in a timely manner with the Section 404 Audit requirements.  Additionally, attempts to comply with the Section 404 Audit requirements and other improvements to HealthGate’s internal controls or in documentation of such internal controls could be costly to prepare or implement.

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

HealthGate’s business prospects may suffer if it is not able to successfully retain key personnel.     HealthGate had 30 employees as of September 30, 2004. HealthGate’s future success depends on the Company’s ability to retain, train and motivate existing employees, and to identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. The Company cannot guarantee that it will be able to retain or attract skilled personnel.

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

HealthGate’s business may be adversely affected if the Company is not able to effectively protect its intellectual property rights.     HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. HealthGate has registered the Company’s “HealthGate,” “CHOICE,” “activePress,” and its HealthGate logo trademarks in the United States. On October 27, 2003, HealthGate acquired the U.S. registered trademarks for “EBMSolutions” and “EBMPact.” HealthGate has pending applications for “HealthGate OnSite,” “The HealthGateWay,” “Quality Architect” and “InteractiveIC.” In order to limit unauthorized use of its intellectual property, HealthGate began conducting regular external Web audits in 2002. Effective trademark, copyright and trade secret protection may not be available in every country in which HealthGate products and services are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect HealthGate’s proprietary rights to the same extent, as do the laws of the United States.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. HealthGate is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income HealthGate receives from its investments. HealthGate primarily maintains its portfolio of cash equivalents and short-term investments in money market funds. In general, money market funds are not subject to market-risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. HealthGate limits its default risk by purchasing only investment grade securities. As of September 30, 2004, approximately $2,307,000 of the Company’s investments were in money market funds. Cash and cash equivalents were approximately $2,377,000 at September 30, 2004.

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

Management of HealthGate, including HealthGate’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HealthGate’s disclosure controls and procedures are effective. However, any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. There were no changes in HealthGate’s internal controls over financial reporting that occurred during the three months ended September 30, 2004 that have materially affected, or is likely to materially affect, the Company’s control over financial reporting.

PART II
OTHER INFORMATION

Item 6.                       Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 2004 Stock Option & Stock Issuance Plan of the Registrant

10.2 Model of Incentive Stock Option Agreement granted under the 2004 Stock Option & Stock Issuance Plan of the Registrant

10.3 Model of Non-Employee Director Stock Option Agreement granted under the 2004 Stock Option & Stock Issuance Plan of the Registrant

31.1 Rule 13a-14(a) Certification of William S. Reece, Chief Executive Officer

31.2 Rule 13a-14(a) Certification of Veronica Zsolcsak, Chief Financial Officer

32.1 Section 1350 Certification of William S. Reece, Chief Executive Officer

32.2 Section 1350 Certification of Veronica Zsolcsak, Chief Financial Officer

(b) Reports on Form 8-K

On July 29, 2004, HealthGate filed a Current Report on Form 8-K pursuant to Item 12 that included a press release announcing results from the quarter ended June 30, 2004.

On August 24, 2004, HealthGate filed a Current Report on Form 8-K pursuant to Item 8.01 that included a press release announcing that the Company had forged a worldwide distribution agreement with EBSCO Publishing. Additionally, HealthGate announced that EBSCO Publishing acquired the assets of The Natural Pharmacist complementary and alternative medicine database.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.

Dated: November 8, 2004	By:	/s/ WILLIAM S. REECE
William S. Reece Chairman of the Board of Directors and Chief Executive Officer

Dated: November 8, 2004	By:	/s/ VERONICA ZSOLCSAK
Veronica Zsolcsak Chief Financial Officer and Treasurer