Form 10-K
period 2004-12-31
HEALTHGATE DATA CORP
filed 2005-03-17
CIK 1081630

Use these links to rapidly review the document
TABLE OF CONTENTS
HEALTHGATE DATA CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

        The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $2,248,000 (based on the close price of the registrant's common stock on that date).

        The number of shares outstanding of the registrant's common stock as of March 1, 2005 was 5,563,373.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 2005 Annual Meeting of Shareholders is incorporated by reference into Part III.

Forward-Looking Statements

        This Annual Report on Form 10-K contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements. These forward-looking statements reflect management's current expectations, are based on many assumptions and are subject to certain risks and uncertainties, including among other things, risks associated with HealthGate's scheduled sale of its Patient Content Repository business; HealthGate's history of losses; and we have received a report from the Company's independent registered public accounting firm containing an explanatory paragraph stating that HealthGate's historical losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern; the Company's ability to generate sufficient revenues from its evidence-based medical guidelines, InteractiveIC™ product and other future Quality Improvement and Risk Management Solutions products and services; ability to raise additional funds or generate sufficient cash from operations to meet future capital requirements and execute its business plan; competition: ability to keep up with the rapid technological developments in the health care industry; unpredictability of quarter-to-quarter results; reliance on computer systems and software; and HealthGate's ability to retain key personnel. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the sections "Business—Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Investors should carefully review the risks described in this and the other documents the Company files from time to time with the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this Report on Form 10-K. HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

PART I

ITEM 1.    Business

  Overview

        HealthGate Data Corp. ("HealthGate" or the "Company") provides Quality Improvement and Risk Management Solutions that help healthcare providers and payors improve quality, reduce variability of care and reduce costs. These solutions, when coupled with the Company's technology platform, can be customized and integrated into a variety of healthcare information systems. These customized process improvement tools can then be accessed at the point of care. Additionally, through its Patient Content Repository, HealthGate provides a suite of evidence-based patient education and consumer health content services that allow the patient to be an active participant in the delivery of their own care.

        In October 2003, HealthGate acquired substantially all of the assets and selected liabilities of EBM Solutions, Inc. ("EBM Solutions"). Through this acquisition, HealthGate acquired 116 evidence-based clinical guidelines and related intellectual property and technology. In conjunction with its Academic Medical Center Consortium comprised of Vanderbilt University Medical Center, Duke University Medical Center, Emory University Medical School and Oregon Health & Science University, HealthGate is developing order sets, decision trees and other point of care tools that are based on clinical evidence.

        As part of HealthGate's mission to improve healthcare quality, reduce costs, and reduce treatment variation, the Company is developing new services and applications to better integrate clinical content into its customers' clinical workflow and processes. During 2004, HealthGate began the development of a new suite of solutions for healthcare organizations that are designed to lower significantly the cost of implementing quality improvement programs, improve patient safety, reduce the risk and exposure of medical liability claims, increase reimbursement, and improve patient care.

        On August 23, 2004, HealthGate entered into an Asset Purchase Agreement with EBSCO Publishing ("EBSCO") for the sale of the assets of The Natural Pharmacist ("TNP"). On that same date, EBSCO entered into a reseller agreement with HealthGate under which HealthGate can continue to license and distribute the TNP content for an initial term of 3 years. In addition, HealthGate entered into a reseller agreement with EBSCO for EBSCO to license and distribute HealthGate's Consumer Health Library on an exclusive basis to academic and public libraries for an initial term of three years. Unless notice of intent not to renew is given by either party at least sixty days before the end of the then current term, the terms of both reseller agreements will automatically be extended for successive one-year terms upon the same terms and conditions as the initial term.

        On January 18, 2005, HealthGate and EBSCO entered into an Asset Purchase Agreement under which EBSCO is scheduled to acquire the assets of HealthGate's patient content repository business for $8.1 million in cash at closing, plus the assumption of certain liabilities of the business (the "EBSCO Transaction"). This transaction is subject to customary closing conditions, including HealthGate obtaining renewal agreements with certain existing customers and approval by HealthGate's shareholders

        The Patient Content Repository products and services represented 100% of HealthGate's revenue in 2002, approximately 99% of revenue in 2003 and approximately 92% of revenue in 2004. HealthGate's business following the planned sale to EBSCO will leave the Company dependent on the performance of (i) HealthGate's evidence-based clinical guidelines, which have a limited operating history and have generated limited revenue to date, (ii) HealthGate's InteractiveIC and Quality Architect products, which remain under development and have not generated any revenue to date and (iii) new products which are not yet under development. Although the Company believes there is growth potential for these Quality Improvement and Risk Management Solutions, there can be no assurance that the Company will be able to successfully execute its new strategy.

        HealthGate intends to use the proceeds from the planned sale of the Patient Content Repository business to fund development and marketing of the Company's Quality Improvement and Risk Management Solutions business. The Company does not expect expenses to decrease in 2005 and expects to increase its development expenses and marketing expenses as it continues to develop and market these Quality Improvement and Risk Management Solutions products and services. However, HealthGate cannot assure investors that its Quality Improvement and Risk Management Solutions products and services will achieve significant revenue or profitability or, if significant revenue or profitability is achieved that the Company will be able to sustain them.

        HealthGate was incorporated under the laws of the State of Delaware in 1994. HealthGate's Internet address is www.healthgate.com. Through its web site, HealthGate provides free access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports.

        HealthGate has registered the trademarks "HealthGate," "CHOICE," "activePress," "HealthGate OnSite," "The HealthGateWay," and the HealthGate logo in the United States. On October 27, 2003, HealthGate acquired the U.S. registered trademarks for "EBMSolutions" and "EBMPact." HealthGate has pending applications for "Quality Architect" and "InteractiveIC." All other trademarks, service marks or trade names referred to in this report are the property of their respective owners

HealthGate's Products and Services

Quality Improvement and Risk Management Solutions

        HealthGate's Quality Improvement and Risk Management Solutions business is comprised of the following proprietary applications and clinical content: Evidence-based clinical guidelines, InteractiveIC™, and Quality Architect™. HealthGate works in conjunction with major academic medical centers throughout the United States to create the clinical content that serves as the foundation for the applications HealthGate delivers to customers. Additionally, a portion of the Quality Architect technology is developed in partnership with Infosys Technologies Limited. The technology, content and other intellectual property assets are owned by HealthGate.

        The foundation of the Company's Quality Improvement and Risk Management Solutions business is the evidence-based clinical content, which was acquired from EBM Solutions in October 2003. This clinical content is the engine that drives both the InteractiveIC and Quality Architect applications. These applications can help healthcare institutions streamline clinical processes to improve the quality of care they deliver, achieve better reimbursement from payors, limit their risk of medical liability, meet a variety of independent quality measures, and facilitate the accreditation process.

        Clinical Guidelines.    HealthGate's evidence-based clinical guidelines deliver online health management solutions for over 100 clinical conditions, disease states and certain medical topics including: Cardiology, Oncology/Hematology, Psychiatric/Mental Health, Endocrinology, Nephrology, Ophthalmology, Pulmonary, Ear, Nose, Throat, Neurology, Orthopedics, Urology, Gastroenterology, Obstetrics/Gynecology, and Pediatrics, as well as General Conditions and Wellness Care/Education. A significant portion of the underlying content for these guidelines was acquired from EBM Solutions in October 2003. Since the acquisition of these guidelines, certain of the clinical guidelines have been expanded, improved and revised and HealthGate delivers them to its customers from its proprietary technology platform.

        The guidelines are produced through a rigorous process that includes selection and resource identification, content development, and testing and publishing. Recommendations are graded according to the strength of the evidence and benefits of the recommended treatment. Advisors from one or more of HealthGate's Academic Medical Center Consortium, comprised of Vanderbilt University Medical Center, Duke University Medical Center, Emory University Medical School and Oregon Health & Science University, assists in the review of updates to the guidelines.

        The guidelines are available in both patient and provider versions. Individual sections within the guidelines include: key points, decision tree, description, importance, causes, signs and symptoms, diagnosis, prevention and treatment, alternative therapy, prognosis, future approaches, references, and information about the author. This is an Internet-based tool hosted by HealthGate or delivered through a Web service. Customers may use the guidelines in various applications. For example, one payor customer determines, in part, physician reimbursement based on whether the physician based the patient's treatment on the clinical guidelines.

        InteractiveIC.    InteractiveIC is a series of comprehensive interactive tutorials that test and record patient knowledge and understanding in preparation for a medical procedure. These instructive tutorials cover common diagnostic and surgical procedures in the following specialties: Anesthesiology, Cardiology, Ear, Nose and Throat (ENT), Gastroenterology, Laparoscopic Surgery, Neurosurgery, Obstetrics, Oncology, Ophthalmology, Orthopedics, and Urology. All modules include references and are reviewed by board-certified physicians that conduct the specific procedure. An initial set of these tutorials was released in September 2004, and as of February 2005 HealthGate has completed 60 tutorials.

        The tutorials feature high-quality color medical illustrations and professional voice-over. They are available in English and Spanish versions are in development. Patients determine the pace of the session and are able to review the information as many times as they wish, review definitions of medical terms, and submit questions and concerns throughout the session.

        InteractiveIC is designed to provide customers with flexible integration and customization options. HealthGate can host the application or customers can host it in a Web environment or run it on stand-alone computers. The application may be opened from any Web page or software application that can open a Web site. This allows the customer to combine it with other information or patient instructions as well as control how the product is launched. The responses and usage data may be written via Web service to any server, so the information can be stored on HealthGate's servers or in the customer's system (including being written into an electronic medical record) regardless of where it is hosted.

        Quality Architect:    HealthGate is currently developing Quality Architect, a comprehensive quality management solution that leverages the evidence-based clinical guidelines and enables healthcare organizations to design and build a customized quality program based on clinical evidence and practice protocols.

        The Quality Architect solution starts with a thorough interview and evaluation process designed to identify areas for quality improvement. From this information, a comprehensive, customized Quality Blueprint is created to target those areas, and provide evidence-based tools and resources at the point of care to meet various national quality improvement standards.

        Major components of Quality Architect include:

  •
  Quality Blueprint—Customized recommendations on how to best implement quality improvement initiatives to meet the organization's unique needs.

  •
  Clinical Reference Foundation—A collection of core materials for specific diseases and conditions including HealthGate's comprehensive evidence-based clinical guidelines, quality measures matrix, decision support tools such as decision trees and clinical indicators, and HealthGate's proprietary LitAware™ service, which provides a summary of filtered and relevant medical literature and its impact on medical practice.

  •
  Clinical Toolbox—Relevant clinical tools that enable healthcare organizations to create their own customized quality program. These tools include order sets, error prevention and safety checklists, discharge instructions and other point of care tools with content management functionality. Templates for cost effective data collection will also be included to help organizations meet the various reporting demands of Joint Commission on Accreditation of Healthcare Organizations (JCAHO), National Committee for Quality Assurance (NCQA), The Leapfrog Group and other organizations.

  •
  Patient Education Toolbox—Includes interactive educational modules, such as InteractiveIC, that inform and involve patients in the decision-making process in preparation for an upcoming procedure, as well as customizable templates to improve patient satisfaction at the point of care.

        The Quality Architect solution also includes HealthGate's proprietary clinical content management system, with which healthcare organizations can edit, review, approve, publish and track the status of the point of care tools and templates. Healthcare providers can edit the evidence-based tools and forms to include their own requirements based on local patient mix and specific clinical situations. This allows customers to minimize treatment variability, improve outcomes as well as build customized quality improvement programs.

        HealthGate will host the Quality Architect application. Access to this system requires user login, and access to specific materials and functionality (e.g., editing, approving and releasing) within the system are controlled by user permissions profiles that may be configured by the healthcare organization. All editing activity is performed in this environment to ensure data integrity and access to the latest available materials. Also, with this structure, the healthcare organization does not have to purchase or maintain any server hardware or have its information technology staff perform system maintenance and upgrades.

        HealthGate is currently planning for the initial version of Quality Architect to be released during 2005, however there can be no assurance that the timeframe will be met.

Patient Content Repository

        HealthGate's Patient Content Repository business is comprised of the following offerings of HealthGate proprietary and licensed content: the Health Outreach Toolkit, the consumer Health Library, CHOICE Web site products, custom and a la carte content offerings, the technology platform on which these products run and the HealthGateWay newsletter creation tool. HealthGate primarily builds its electronic repository of professional and consumer health information by developing its own content in-house. This proprietary content is supplemented by acquiring copyrights to content from third parties and licensing content from other healthcare and medical information providers.

        HealthGate's content includes information that has been tagged using one of the standardized medical coding vocabularies. By using this standardized "language" for labeling information, it is faster and easier to pull together all information available on the given topic. HealthGate markets this tagged content to healthcare institutions and related healthcare organizations for use in a variety of clinical systems.

        On January 18, 2005, HealthGate and EBSCO entered into an Asset Purchase Agreement under which EBSCO is scheduled to acquire the assets of HealthGate's patient content repository business for $8.1 million in cash at closing, plus the assumption of certain liabilities of the business (the "EBSCO Transaction"). This transaction is subject to customary closing conditions, including HealthGate obtaining renewal agreements with certain existing customers and approval by HealthGate's shareholders. The Patient Content Repository products and services represented 100% of HealthGate's revenue in 2002, approximately 99% of revenue in 2003 and approximately 92% of revenue in 2004.

Proprietary Content

        HealthGate currently markets the following proprietary content as part of the Patient Content Repository:

        Health Outreach Toolkit.    The Health Outreach Toolkit, introduced in the third quarter of 2004, is a pre-packaged offering of HealthGate's proprietary content resources, specifically: Conditions inBrief, Conditions inDepth, Conditions inFull, Procedures inBrief, Procedures inMotion, the suite of interactive tools (Self-Assessment Tools, as well as Anatomy and Condition Explorer) and Journal Notes.

        Health Library.    The consumer Health Library, introduced in 2003, is a pre-packaged offering of HealthGate's proprietary and licensed content resources, specifically: Conditions inBrief, Conditions inDepth, Conditions inFull, Procedures inBrief, Procedures inMotion, the suite of interactive tools (Self-Assessment Tools, as well as Anatomy and Condition Explorer) and Journal Notes, as well as the Medical Dictionary and Drug Information licensed resources.

        Centers of Excellence.    These centers allow the Company's customers to more efficiently organize and deliver health care information to their constituents on specific topics. In addition, there is space available in the Centers of Excellence for customers to showcase their own resources including services, related programs, and contact and staff details.

        Conditions inBrief.    This resource includes approximately 700-word fact sheets that describe more than 450 common diseases, conditions and injuries.

        Conditions inFull.    This content resource includes almost 50 "Specialty Centers" which provide information topic areas ranging from allergies to weight management and include additional relevant information from a variety of health resources, including government agencies and professional organizations.

        Conditions inDepth.    This series of articles explores over 100 common conditions in detail. These in-depth reports cover such topics as risk factors, signs and symptoms, diagnostic tests, treatment strategies and prevention.

        Procedures inBrief.    This resource includes approximately 700-word fact sheets that describe approximately 130 of the most frequently performed diagnostic and surgical procedures in the United States.

        Procedures inMotion.    This resource contains instructive animations of some of the most common procedures in the following specialties: Anesthesiology, Cardiology, ENT (Ear, Nose and Throat), Gastroenterology, Laparoscopic Surgeries, Neurology, Obstetrics, Oncology, Ophthalmology, Orthopedics, and Urology.

        Health Features.    These feature magazine-style articles cover health topics that affect people throughout their life cycle.

        Journal Notes.    This content resource consists of articles that seek to "make sense of medical news" by describing the latest clinical research from leading medical journals throughout the world in language a layperson can understand.

        Anatomy Explorer.    This resource allows for interactive exploration of the entire body by region and system. It identifies all of the 206 bones and 639 muscles in the human body, and magnifies specific areas for better viewing.

        Condition Explorer.    This is an interactive content resource for obtaining health information on conditions pertaining to various regions of the body. It allows the user to choose an area of the body and links them to fact sheets on conditions that affect that body part. This is integrated with selected Conditions inBrief articles.

        The HealthGateWay newsletter.    This product makes use of a Web-based tool to create a customizable electronic newsletter that can combine HealthGate articles with each customer's local news stories and features.

Licensed Content

        In addition to proprietary content, the Patient Content Repository also includes well-known, independent and authoritative health and medical content and tools that HealthGate licenses from third parties for distribution to its customers, including the following types of information and representative sources:

  •
  Patient education and consumer health content and tools, such as the Merriam-Webster's Medical Dictionary; the USP DI Volume II: Advice for the Patient from Micromedex; and WebMD's Personal Health Manager.

  •
  The Natural Pharmacist ("TNP"), a comprehensive evidence-based collection of alternative and natural health content for both consumers and healthcare professionals.

  •
  News products, including Reuters Health eLine, NewsRX and WebMD Medical News.

        Upon consummation of the EBSCO Transaction, which HealthGate expects to close in the second quarter of 2005, the Company intends to either transfer these licenses to EBSCO or terminate them.

Other Products and Services

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

Technology

        HealthGate's technology consists of systems that are a combination of both internally-developed and commercially-available software programs. HealthGate's production Web server systems are hosted at an independent remote data center and run on Intel-based computers operating in Microsoft Windows 2000 and Microsoft Windows 2003 system environments. The software and data storage architecture makes extensive use of.NET-compiled applications, Extensible Markup Language ("XML"), Extensible Stylesheet Language ("XSL") and relational databases. Platform stability is achieved by load-balancing traffic to the HealthGate servers and by architecting the servers with extensive system redundancy. System scalability is designed to be achieved by adding servers when load thresholds are passed using an architecture that uses a data-driven approach for product configuration and delivery flexibility.

Patient Content Repository and Clinical Guidelines

        The Company's technology platform enhances HealthGate's Patient Content Repository and Clinical Guidelines by managing and indexing metadata that includes standard data (such as dates, titles, and authors) and controlled medical vocabularies (such as Clinical Classification System, ("CCS") and International Classification of Diseases release 9, ("ICD9") codes). This dynamic technology infrastructure enables HealthGate to meet the challenges of the evolving healthcare content industry and provides customers with greater levels of customization and flexibility.

        There are three specific areas of information technology development and maintenance that contribute to the Company's content and tools related to the Patient Content Repository and Clinical Guidelines: (1) Content Normalization, (2) Content Enhancement, and (3) Content Delivery.

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

        HealthGate's XML-based healthcare content is customized and delivered so that it appears as a seamless component of the client's existing application and brand. This is accomplished using XSL style sheets that HealthGate has developed to better render HealthGate's content to comply with each customer's own applications. Using a standard format for content articles and developing flexible style sheets has made it possible for HealthGate to generally deliver its current product offerings to a new client within one or two business days of signing an agreement. The Company's content can be delivered over the Internet to its customers in one of the following three ways:

        Web sites.    Hosted on HealthGate's servers, virtual portions of Web sites are built for each customer to host HealthGate's content in such a way as the pages of the virtual site can be readily integrated into the customer's own Web site. For many of the Company's customers, this is still the best approach for customers to present HealthGate's content to end-users. Some customers extend the integration of HealthGate content into their own Web site by using HTML "Web scraping" techniques.

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

        Web services.    In the Web services delivery model, a customer queries the HealthGate repository directly using Simple Object Access Protocol ("SOAP") or HyperText Transfer Protocol ("HTTP"), as a result of the query, content in a native XML format, enriched with appropriate metadata, is passed directly from the repository to the customer's server where it is formatted for display or integrated in some other way to the customer's environment. This method can be used to give the customer extensive run-time control over the content and its display format.

        The technology platform on which HealthGate's Patient Content Repository business is run, is being sold to EBSCO as part of the planned transaction. The Company is currently developing a new platform on which it will run its Clinical Guidelines and other Quality Improvement and Risk Management Solutions.

InteractiveIC

        InteractiveIC uses Macromedia's Flash for its interactive content and assessments delivered within an HTML or.NET wrapper depending on its delivery context. This architecture supports the level of user interface interactivity necessary to engage and maintain users' attention without sacrificing the deployment flexibly HealthGate's customers have come to expect and appreciate.

        InteractiveIC may be run on a stand-alone PC or mobile computing device capable of running Flash applications, hosted on a file server as a set of platform-independent HTML and XML files, or hosted in HealthGate's secure Web hosting environment within a.NET application and utilizing a SQL Server database to control access and track system usage.

Quality Architect

        In addition to encompassing the technologies and applications used in the products above, Quality Architect adds an extensive set of tools necessary for creating, deploying, and maintaining the clinical content and tools integral to clinical quality improvement initiatives. Using a mix of third-party components and proprietary code, Quality Architect facilitates team task coordination, robust content and tool editing in a "what-you-see-is-what-you-get" ("WYSIWYG") interface, content management and deployment functionality, and system usage reporting.

Sales, Marketing and Customer Relationship Management

        HealthGate primarily uses its own sales personnel to sell its products and services. An account management team is responsible for facilitating the sales process as well as sales support functions such as customer relationship management, sales engineering, customer and prospect database maintenance, and scheduling online product demonstration sessions and seminars with current and prospective customers.

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

        In conjunction with its Patient Content Repository business, HealthGate currently distributes weekly and monthly e-mail newsletter publications to its customers. These newsletters include contemporary health and wellness information, highlighted customer case studies and the latest news (put into context) emerging from the field of study relating to evidence-based medicine. The Company believes that these newsletters enable its customers to quickly understand and integrate new initiatives into their Web-based communication and knowledge programs. HealthGate also participates in tradeshows, conferences and other venues in order to interact directly with potential and existing customers and partners.

        HealthGate's senior management team conducts an executive outreach program. This program involves engaging customers in a dialog about their businesses, their Web strategies, quality improvement and risk management strategies, and their internal operational challenges. The primary focus of the program is for the Company to learn how it can help support a broad range of its customers' strategic and tactical needs. The program also enables the Company to validate the demand for its new product initiatives.

Competition

Quality Improvement and Risk Management Solutions

        HealthGate competes, directly and indirectly, for customers, content and service providers, strategic partners, and acquisition candidates with several of the companies that provide quality improvement and risk management solutions and tools, such as:

  •
  Publishers of clinical guidelines and research update services such as InfoPOEMS, Milliman Care Guidelines, Up-to-Date, National Guideline Clearinghouse; and

  •
  Developers of interactive patient tutorials that document the pre-surgery education process in order to mitigate the risk of legal issues surrounding the informed consent process, such as Rightfield Solutions, Patient Education Institute and PatientEDU; and

  •
  Information solution providers that provide applications with integrated point of care tools such as Elsevier, Hearst Corporation, McKesson Corporation, and Wolters Kluwer Health.

        The Company believes that the principal competitive factors in its target markets for Quality Improvement and Risk Management Solutions are comprehensiveness and quality of clinical information and tools, ease of use, ability to revise based on customer protocols, value add and integration capability, pricing and quality of support.

Patient Content Repository

        The market for health content and related Web services is intensely competitive. Presently, HealthGate competitors include the following types of companies:

  •
  Health and medical print and electronic publishers targeting the healthcare enterprise such as StayWell, Healthwise, Health Ink & Vitality, and A.D.A.M.; and

  •
  Healthcare consulting and Web development firms such as Greystone.net and Coffey Communications.

        The Company believes that the principal competitive factors in its target markets for its Patient Content Repository are comprehensiveness and quality of content and tools, value add and integration capability, pricing, quality of support and customer's ability to host content.

        Some of HealthGate's competitors for Quality Improvement and Risk Management solutions and for Patient Content Repository content may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services; longer operating histories; stronger, greater brand recognition; more advantageous strategic alliances and partnerships; and larger customer bases. See "—Risk Factors—HealthGate faces competition in licensing its products and services and may not be able to compete effectively."

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

        Tax authorities on the federal, state and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state regulations may subject us to additional state sales, income and other taxes. In December 2004, the federal law that placed a temporary moratorium on certain types of taxation on Internet commerce was extended through December 2007. Bills have been proposed in both the United States House of Representatives and Senate to extend the moratorium on taxation.

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

        It may take years to determine the extent to which existing laws related to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet and for new laws to be adopted. Any new laws or regulations relating to the Internet, or the application or interpretation of existing laws, could slow the growth in the use of the Internet, decrease demand for HealthGate's products and services or otherwise materially adversely affect the Company's business. See "—Risk Factors—Government regulation of the Internet may result in increased costs of using the Internet, which could adversely affect HealthGate's business and—Risk Factors—Tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and HealthGate," below.

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

Employees

        As of December 31, 2004, HealthGate had a total of 30 employees. Of these employees 17 serve in research and development, 7 in administration and 6 serve in sales and marketing. None of HealthGate's employees is represented by a labor union. The Company considers its relationship with its employees to be good. Following the scheduled sale of the Patient Content Repository assets to EBSCO, HealthGate anticipates that approximately 8 of its employees will accept employment with EBSCO.

Risk Factors

        HealthGate's business involves significant risks and uncertainties. HealthGate operates in a highly competitive and rapidly evolving electronic healthcare content industry. The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

Risks related to the EBSCO Transaction.

        The successful completion of the EBSCO Transaction will expose HealthGate to a number of new risks and contingent liabilities that could have a material impact on the Company's financial condition, including the following:

  •
  HealthGate has agreed to indemnify EBSCO for one (1) year after the close of the Agreement for any breach of HealthGate's representations, warranties or covenants contained in the Asset Purchase Agreement and for other matters, up to a cap of $2,000,000, provided that there are certain exceptions to the time limit and cap.

  •
  Management could spend or invest the proceeds from the EBSCO transaction in ways with which the Company's stockholders may not agree, including the possible pursuit of other market opportunities.

  •
  HealthGate will be unable to compete in businesses that are competitive with the products in the Patient Content Repository business for three (3) years from the date of closing, which may limit the Company's ability to develop future products.

  •
  By selling the Patient Content Repository, HealthGate will be selling the assets that generate the Company's most significant sources of revenue. The Patient Content Repository products and services represented 100% of HealthGate's revenue in 2001 and 2002, approximately 99% of revenue in 2003 and approximately 92% of revenue in 2004. HealthGate will retain the evidence-based clinical guidelines, which have a limited operating history and have generated limited revenue to date. HealthGate will also retain the InteractiveIC™ and Quality Architect™ products, which have not generated any revenue to date.

  •
  HealthGate's business following the sale to EBSCO Publishing will leave the Company dependent on the performance of (i) its evidence-based medical guidelines and products and services, which have a limited operating history, (ii) InteractiveIC and Quality Architect products and services which remain under development and have not generated any revenues to date and (iii) new products which are not yet under development.

        HealthGate has a history of losses, the Company expects that losses will continue for at least the next twelve months and the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.    The Company has lost money in every year since it started its business and has an accumulated deficit of approximately $99.9 million as of December 31, 2004. HealthGate plans to invest the proceeds from the sale of the Patient Content Repository business to develop and market its remaining Quality Improvement and Risk Management Solutions products and services. As a result, HealthGate expects to continue to lose money for at least the next twelve months. There can be no assurance that the Company will ever achieve or sustain profitability or that the Company's operating losses will not increase in the future. We have received a report from the Company's independent registered public accounting firm containing an explanatory paragraph stating that HealthGate's historical losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. HealthGate believes it will need to successfully complete the sale of its Patient Content Repository business to EBSO for $8.1 million or successfully execute alternative operational or financing plans to eliminate this uncertainty.

        Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate's long-term viability and ability to achieve the Company's intended business objectives.    The Company's future liquidity and capital requirements will depend upon numerous factors, including the closing of the sale of the Patient Content Repository assets and business to EBSCO, the success of marketing and licensing existing and new Quality Improvement and Risk Management Solutions products and services, and continued cost containment. Based on the proceeds from the scheduled sale of the Patient Content Repository business, current forecasted cash flows and cash and cash equivalents on hand, HealthGate currently anticipates its cash resources will be sufficient to finance operations for at least the next twelve months. The future beyond the next twelve months is dependent on the Company's ability to attain consistent break-even or positive cash flow, or raise additional financing. HealthGate may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. The Company may be required to raise additional funds through private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to HealthGate, or at all.

        HealthGate may be unable to raise additional funds or generate sufficient cash from operations to meet its future capital requirements and execute its business plan.    The Company has a history of operating losses. HealthGate is monitoring its cash position carefully and evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. Proceeds from the planned EBSCO transaction will increase the Company's cash reserves and are expected to meet funding requirements for support of the Company's operations for at least the next twelve (12) months. Depending on revenues from Quality Improvement and Risk Management Solutions products and the costs of developing and marketing the Company's products, the Company may be required to raise additional capital in order to sustain and fund its operations over the long term. HealthGate may pursue the issuance of additional equity or debt securities to the extent funding raised from other business alternatives is not sufficient to meet the Company's funding requirements. There can be no assurance that adequate funds will be available when needed and on acceptable terms.

        HealthGate faces competition in licensing its products and services and may not be able to compete effectively.    The market for healthcare quality improvement and risk management products and services is competitive and rapidly changing. With only moderate barriers to entry in a rapidly evolving industry, there are now several companies offering users similar tools, solutions, content, products and services. HealthGate expects that competition will continue to grow. Some of the Company's competitors may enjoy competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services, longer operating histories, greater brand recognition and larger customer bases.

        HealthGate's financial success will depend upon its ability to manage any growth in the Company's business with limited resources.    If HealthGate is successful in increasing the revenues of its Quality Improvement and Risk Management Solutions business, the Company may be required to expand its operations. If HealthGate is required to expand its operations, expansion will likely result in new and increased responsibilities for management personnel and place significant strain on the Company's management, operating and financial systems and other resources. To accommodate any such growth and compete effectively, HealthGate will be required to implement improved information systems, procedures and controls, and to expand, train, motivate and manage its work force. Future success will depend to a significant extent on the ability of current and future management personnel to operate effectively both independently and as a group. HealthGate cannot assure its investors that its personnel, systems, procedures and controls will be adequate to support its future operations.

        HealthGate's business prospects may suffer if the Company is not able to keep up with the rapid technological developments in the healthcare industry    The healthcare industry is characterized by rapid technological developments, evolving industry standards, changes in user and customer requirements and frequent new service and product introductions and enhancements. The introduction of new technology or the emergence of new industry standards and practices could render the Company's systems and, in turn, its products and services, obsolete and unmarketable or require the Company to make significant unanticipated investments in research and development to upgrade its systems in order to maintain the marketability of the Company's products. To be successful, HealthGate must continue to develop or license leading technology, enhance its existing products and services and respond to emerging industry standards and practices on a timely and cost-effective basis. HealthGate has been able to effectively adopt and implement new technologies to date, however, there can be no assurances that the Company could continue to do so. If HealthGate is unable to respond successfully to these developments, particularly in light of the rapid technological changes in the healthcare industry generally and the highly competitive market in which the Company operates, HealthGate's business, results of operations and the market price of its common stock could be adversely affected.

        HealthGate's quarterly operating results may fluctuate, which could affect the market price of the Company's common stock in a manner unrelated to the Company's long-term performance.    HealthGate's quarterly revenue, expenses and operating results may fluctuate in the future, which could affect the market price of the common stock in a manner unrelated to the Company's long-term operating performance. Quarterly fluctuations could result from a number of factors, including:

  •
  Development costs of Quality Architect or other new products which require up front investments prior to any revenue;

  •
  Acquisition of new products which may require additional investments;

  •
  Increases in sales and marketing expenses;

  •
  Timing and amount of revenues from newly released products and products under                        development; and

  •
  The amount and timing of expenses required to integrate operations and technologies from joint ventures or other business combinations or investments.

        The expense levels are in part based on our expectations concerning future revenue and these expense levels are predominately fixed in the short-term. If the Company has lower revenue than expected, it may not be able to reduce spending in the short-term in response. Any shortfall in revenue would have a direct impact on results of operations. In this event, the price of HealthGate's common stock may fall.

        The performance of the Company's computer systems is critical to its business and its business will suffer if HealthGate experiences system failures.    The performance of the Company's computer systems is critical to its reputation and ability to attract and retain customers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which may contain undetected errors or failures when introduced into existing systems. The Company cannot guarantee that it will not experience significant service interruptions in the future. HealthGate is also dependent upon Web browsers and Internet service providers to provide Internet users access to its products and services. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures. System errors or failures that cause a significant interruption in the availability of the Company's products or services could cause HealthGate to lose potential or existing users, customers or subscribers and could result in damage to the Company's reputation or a decline in its stock price.

        HealthGate has also developed a disaster recovery plan to respond to system failures. The Company cannot guarantee that its disaster recovery plan is capable of being implemented successfully or that its insurance will be adequate to compensate the Company for all losses that may occur as a result of any system failure.

        HealthGate's business prospects may suffer if it is not able to successfully retain key personnel.    HealthGate had approximately 30 employees as of December 31, 2004. In conjunction with the pending EBSCO transaction, HealthGate expects to reduce its workforce to approximately 22 employees. Our future success depends on our ability to retain, train and motivate employees, and to identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel. HealthGate cannot guarantee that the Company will be able to retain or attract skilled personnel.

        HealthGate's business may be adversely affected if the Company is not able to effectively protect its intellectual property rights.    HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. The Company has registered "HealthGate," "HealthGate OnSite," "The HealthGate Way" and the HealthGate logo as trademarks in the United States. On October 27, 2003, HealthGate acquired the U.S. registered trademarks for "EBMSolutions" and "EBMPact." Applications are pending for "Quality Architect" and "InteractiveIC." Effective trademark, copyright and trade secret protection may not be available in every country in which the Company's products and services are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent, as do the laws of the United States.

        Other parties may assert infringement claims against HealthGate or claim that the Company has violated a patent or infringed a copyright, trademark or other proprietary rights belonging to them. These claims, even if they are without merit, could result in the Company spending a significant amount of time and money to dispose of them.

        HealthGate's business may be adversely affected if the Company is unable to continue to license software that is necessary for the development of products and services.    HealthGate relies on a variety of technologies that are licensed from third parties which is used in the Company's computer network to perform key functions. These third party licenses may not be available to HealthGate on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements, interactive tools and other features until equivalent technology could be licensed or developed.

        HealthGate is subject to the new requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 and there can be no guarantee that the Company will be able to fully comply with the documentation requirements in the time period allowed under the Sarbanes-Oxley Act.    For several years HealthGate has had internal controls and disclosure procedures in place to ensure that its periodic reports as filed with the U.S. Securities and Exchange Commission are accurate. Following enactment of the Sarbanes-Oxley Act, the Company has focused on further improving and clarifying (including documenting) its internal controls and procedures. Among other Sarbanes-Oxley Act requirements, pursuant to Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring auditors to attest to and report on management's assessment of internal controls (a "Section 404 Audit") beginning with the audit of the financial statements for the year ended December 31, 2006. Although management believes that our internal controls and procedures are effective, there can be no guarantee that HealthGate, with its limited size and limited financial staff, will be able to fully comply in a timely manner with the Section 404 Audit requirements. Additionally, attempts to comply with the Section 404 Audit requirements and other improvements to the Company's internal controls or in documentation of such internal controls could be costly to prepare or implement.

        HealthGate is not current in its filings with the Securities and Exchange Commission    As indicated on the cover page of this Annual Report on Form 10-K, HealthGate has not filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Despite good faith efforts, due to the lack of documentation concerning EBM Solutions' financial operations prior to HealthGate's acquisition of substantially all their assets, the Company was unable to provide audited historical financial statements of EBM Solutions and related pro forma information in an amendment to Form 8-K that was due to be filed with the Securities and Exchange Commission on or before January 12, 2004. Although certain financial information about EBM Solutions is contained in HealthGate's audited financial statements for the years ended December 31, 2003 and 2004, such information does not satisfy the requirements of Form 8-K. As a result of the failure to file the historical EBM Solutions financial statements and related pro forma information as required by SEC Form 8-K, HealthGate is not eligible to use SEC Forms S-2 or S-3, the SEC will not declare effective any HealthGate registration statements and HealthGate may not make offerings under Rules 505 and 506 of Regulation D where any purchasers are not accredited investors (as defined in Rule 501(a)). Accordingly, HealthGate's ability to have public offerings of shares of its stock or have offerings of its shares of stock to unaccredited investors under Regulation D will be limited.

        Government regulation of the Internet may result in increased costs of using the Internet, which could adversely affect HealthGate's business.    Currently, there are a number of laws that regulate communications or commerce on the Internet. Several telecommunications carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Regulation of this type, if imposed, could substantially increase the cost of communicating on the Internet and adversely affect HealthGate's business, results of operations and the market price of the Company's common stock.

        Tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and HealthGate.    Tax authorities on the federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject HealthGate to additional state sales, income and other taxes. In December 2004, the federal law that placed a temporary moratorium on certain types of taxation on Internet commerce was extended through December 2007. Bills have been proposed in both the United States House of Representatives and Senate to extend the moratorium on taxation. HealthGate cannot predict whether such bills will become law or the effect of current attempts at taxing or regulating commerce over the Internet. It is also possible that the governments of other states and foreign countries also might attempt to regulate transmission of content. Any new legislation, regulation or application or interpretation of existing laws would likely increase the cost of doing business and may adversely affect HealthGate's results of operations and the market price of the Company's common stock.

ITEM 2.    Properties

        HealthGate's principal executive and corporate offices along with development and network operations are located in Burlington, Massachusetts, under a lease for approximately 32,000 square feet of space, which expires in June 2005. The Company is currently utilizing approximately 12,000 square feet of this space. HealthGate is presently negotiating a renewal of its lease for less space at this same location. During the fourth quarter of 2001, HealthGate committed to an exit plan to vacate certain excess space at its headquarters building and in February 2002, the Company began subleasing a portion of its excess space. In addition to the Burlington space, the Company's central computer facility is located at a SAVVIS data center in Waltham, Massachusetts. The Company believes that current space is adequate.

        As part of the acquisition of certain assets and liabilities of EBM Solutions, HealthGate assumed approximately 3,600 square feet of office space in Brentwood, Tennessee under a lease which expires in October, 2006. In January 2005, HealthGate began subletting this Tennessee office space.

ITEM 3.    Legal Proceedings

        From time to time HealthGate becomes the subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at December 31, 2004 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        HealthGate's annual meeting of stockholders was held on November 3, 2004 in Boston, Massachusetts.

        The vote to elect two persons as Class II Directors of HealthGate was as follows:

	Number of Shares
Nominee
	For	Withheld Authority
Jonathan J.G. Conibear	3,645,480	471,537
Harry Jacobson, M.D.	3,915,410	201,607

        Accordingly, Mr. Conibear and Dr. Jacobson were elected as Class II Directors to serve for a three-year term until the 2007 Annual Meeting of Stockholders and until their successors are elected and qualified. Class III directors (Edson D. de Castro and William S. Reece) whose terms are scheduled to expire at the 2005 Annual Meeting of Stockholders, and Class I directors (David Friend and William Nelson) whose terms are scheduled to expire at the 2006 Annual Meeting of Stockholders, have terms as directors that continue after the November 2004 Annual Meeting.

        The vote to approve HealthGate's 2004 Stock Option & Stock Issuance Plan and authorize the reservation and issuance of 300,000 shares of Common Stock of the Company thereunder was as follows:

Number of Shares
For	Against	Abstain	Broker Unvoted
2,502,303	312,867	273,665	1,028,182

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding HealthGate's executive officers as of March 1, 2005.

NAME	AGE	POSITION
William S. Reece	39	Chairman of the Board of Directors, President and Chief Executive Officer
Julie Furrier	37	Chief Financial Officer, Treasurer and Secretary
Paul L. Harman	48	Vice President, Business Development

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

        Julie Furrier was appointed as HealthGate's Chief Financial Officer, Secretary and Treasurer on February 7, 2005. Ms. Furrier joined HealthGate in November 2000 and served as HealthGate's Chief Accounting Officer since 2001. Prior to joining HealthGate, from 1993 to 2000, Ms. Furrier was employed in several positions for Town & Country Corporation and subsidiaries, including as Chief Financial Officer, Treasurer and Secretary of Town & Country Fine Jewelry Group, Inc. from 1999 to 2000. From 1991 to 1992, Ms. Furrier was employed by The Boston Company Advisors, Inc. as a financial reporting accountant and from 1989 to 1991 she was employed by Edelstein & Company LLP as an auditor. Ms. Furrier has been a licensed Certified Public Accountant since 1993.

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

2003	HIGH	LOW
First Quarter	$0.10	$0.04
Second Quarter	$0.18	$0.06
Third Quarter	$0.52	$0.15
Fourth Quarter	$1.01	$0.30
2004	HIGH	LOW
First Quarter	$1.05	$0.35
Second Quarter	$1.01	$0.55
Third Quarter	$1.01	$0.40
Fourth Quarter	$0.75	$0.36

        On March 1, 2005, the closing sale price of HealthGate's common stock, as quoted on the OTCBB, was $1.18 per share.

        On March 1, 2005, there were 93 holders of record of HealthGate's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to accurately estimate the total number of beneficial stockholders represented by these record holders.

        HealthGate has never declared or paid any cash dividends on its common stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

        The Company maintains the HealthGate 1994 Stock Option Plan ("1994 Plan") and the HealthGate Data Corp. 2004 Stock Option and Stock Issuance Plan ("2004 Plan") pursuant to which the Company may grant stock or stock options to directors, officers, employees and consultants. Both the 1994 Plan and 2004 Plan were adopted by the Board of Directors and approved by HealthGate's stockholders.

        The following table gives information about stock options under the 1994 Plan and 2004 Plan as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	1,015,110	$0.46	300,000
Equity compensation plans not approved by security holders(2)	—		—

Total	1,015,110		300,000

(1)
Stock options under the 1994 Plan and 2004 Plan.

(2)
Excludes warrants issued to EBM Solutions (333,333 shares) and Duke University Medical Center (30,000 shares) issued in connection with the acquisition of substantially all the assets and certain liabilities of EBM Solutions, Inc.

Recent Sales of Unregistered Securities

        During the year ended December 31, 2004, HealthGate did not sell any shares of its common stock, which were not registered under the Securities Act at the time of issuance.

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

        The funds from the initial public offering and a $400,000 private placement closed in October, 2003 have been the principal source of liquidity for HealthGate during the year ended December 31, 2004 and were used to fund operating losses and make capital expenditures as described in the financial statements included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        No repurchase of HealthGate's equity securities were made by HealthGate during the fourth quarter of 2004.

ITEM 6.    Selected Consolidated Financial Data

        The selected consolidated financial data set forth below should be read in conjunction with HealthGate's financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2002, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003 and 2004, is derived from and qualified by reference to the audited financial statements included elsewhere in this filing. The consolidated statement of operations data for the years ended December 31, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000, 2001 and 2002 is derived from the Company's audited financial statements that do not appear in this filing. The historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$6,972	$8,650	$6,193	$6,060	$5,931
Total costs and expenses	53,626	19,370	10,823	8,555	6,426

Loss from operations	(46,654)	(10,720)	(4,630)	(2,495)	(495)
Net loss	(49,534)	(8,160)	(4,435)	(1,390)	(317)
Net loss attributable to common stockholders	(49,640)	(8,160)	(4,435)	(1,390)	(317)
Basic and diluted net loss per share attributable to common stockholders	$(8.87)	$(1.36)	$(0.74)	$(0.27)	$(0.06)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	5,594	6,006	6,015	5,085	5,469
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,594	$8,589	$4,449	$3,431	$1,908
Marketable securities	10,305	—	—	—	—
Total assets	26,967	13,798	7,021	5,156	3,224
Long-term debt and capital lease obligations	220	6	—	—	—
Stockholders' equity	$13,608	$5,642	$1,217	$524	$214

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

Overview

        HealthGate Data Corp. ("HealthGate" or the "Company") provides Quality Improvement and Risk Management Solutions that help healthcare providers and payors improve quality, reduce variability of care and reduce costs. These solutions, when coupled with the Company's technology platform, can be customized and integrated into a variety of healthcare information systems. These customized process improvement tools can then be accessed at the point of care. Additionally, through its Patient Content Repository, HealthGate provides a suite of evidence-based patient education and consumer health content services that allow the patient to be an active participant in the delivery of their own care.

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

        On August 23, 2004, HealthGate entered into an Asset Purchase Agreement with EBSCO Publishing ("EBSCO") for the sale of the assets of The Natural Pharmacist ("TNP"). On that same date, EBSCO entered into a reseller agreement with HealthGate under which HealthGate can continue to license and distribute the TNP content for an initial term of 3 years. In addition, HealthGate entered into a reseller agreement with EBSCO for EBSCO to license and distribute HealthGate's consumer health Library on an exclusive basis to academic and public libraries for an initial term of three years. Unless notice of intent not to renew is given by either party at least sixty days before the end of the then current term, the terms of both reseller agreements will automatically be extended for successive one-year terms upon the same terms and conditions as the initial terms.

        On January 18, 2005, HealthGate and EBSCO entered into an Asset Purchase Agreement under which EBSCO will acquire the assets of HealthGate's patient content repository business for $8.1 million in cash at closing, plus the assumption of certain liabilities of the business (the "EBSCO Transaction"). This transaction is subject to customary closing conditions, including HealthGate obtaining renewal agreements with certain existing customers and approval by HealthGate's shareholders.

        The Patient Content Repository assets and liabilities that HealthGate plans to sell to EBSCO (subject to customary closing conditions, including renewal of certain contracts and HealthGate stockholder approval) generates a significant portion of HealthGate's revenue. The Patient Content Repository products and services represented 100% of HealthGate's revenue in 2002, approximately 99% of revenue in 2003 and approximately 92% of revenue in 2004. HealthGate's business following the planned sale to EBSCO will leave the Company dependent on the performance of (i) HealthGate's evidence-based clinical guidelines, which have a limited operating history and have generated limited revenue to date, (ii) HealthGate's InteractiveIC and Quality Architect products, which remain under development and have not generated any revenue to date and (iii) new products which are not yet under development. Although the Company believes there is growth potential for these Quality Improvement and Risk Management Solutions, there can be no assurance that the Company will be able to successfully execute its new strategy.

        HealthGate intends to use the proceeds from the planned sale of the Patient Content Repository business to fund development and marketing of the Company's Quality Improvement and Risk Management Solutions business. The Company does not expect expenses to decrease in 2005 and expects to increase its development expenses and marketing expenses as it continues to develop and market these Quality Improvement and Risk Management Solutions products and services. However, HealthGate cannot assure investors that its Quality Improvement and Risk Management Solutions products and services will achieve significant revenue or profitability or, if significant revenue or profitability is achieved that the Company will be able to sustain them.

        At December 31, 2004, the Company had $1,908,000 of cash and cash equivalents and $214,000 of negative working capital, including $1,678,000 of deferred revenue. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 2002, 2003 and 2004, the Company incurred net losses of $4,435,000, $1,390,000, and $317,000, respectively, and negative cash flows from operations of $3,309,000, $1,104,000, and $1,725,000, respectively. Additionally, as of December 31, 2004, the Company had an accumulated deficit of $99,873,000. In connection with its audit for the year ended December 31, 2004, HealthGate has received a report from its independent registered public accounting firm containing an explanatory paragraph stating that the Company's historical losses and negative cash flows from operations raise substantial doubt about HealthGate's ability to continue as a going concern.

        The Company has taken numerous actions to substantially reduce operating cash outflows. These actions included settling commissions owed under development and distribution agreement, process improvements and streamlining operations and amending or canceling several content arrangements.

Management believes that these actions have not impaired the Company's ability to invest in its core business. HealthGate anticipates that proceeds from the scheduled EBSCO Transaction will fund future operations as well as continued development of the Company's Quality Improvement and Risk Management Solutions for at least the next twelve months. The Company's future beyond such twelve months is dependent upon its ability to achieve break-even or positive cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

        If the EBSCO Transaction is not consummated and the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions, however there is no assurance that such cost reductions will be sufficient to keep HealthGate as a going concern for an extended period of time..

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

        The following critical accounting policies and significant judgments and estimates were used in the preparation of HealthGate's consolidated financial statements:

        Revenue Recognition.    HealthGate primarily derives revenue from licensing access to its content and tools. In 2002, HealthGate began entering into publishing agreements with print publishers. Prior to 2003, HealthGate also generated revenue from providing activePress™ services, online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. HealthGate chose to phase out its advertising, sponsorship and e-commerce offerings in November 2000. Accordingly, there is limited revenue from these activities in 2002, and no revenue from these activities in 2003 and 2004. HealthGate's activePress agreement with Blackwell Science terminated in January 2002. HealthGate no longer provides activePress services.

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

        HealthGate currently expects to recognize revenue for sales of its InteractiveIC and Quality Improvement and Risk Management solutions pro rata over the life of the underlying contract, similar to the way in which revenue has been recognized for sales of the Company's patient content and tools.

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

        Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted. As a result, HealthGate has reclassified $598,000 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc., an affiliate of HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation, in November 1999 from expense to a reduction in revenue for the year ended December 31, 2002. These warrants were fully amortized as of November 2002, hence no reclassification was necessary in 2003 or 2004. HealthGate has also classified $14,000 and $66,000 of fees payable to the Academic Medical Center Consortium from expense to a reduction in revenue for the years ended December 31, 2003 and 2004, respectively. HealthGate has also classified $7,000 of expense under the Company's reseller agreement with EBSCO from expense to a reduction in revenue for the year ended December 31, 2004.

        Identifying transactions that are within the scope of EITF 01-09, and determining whether those transactions meet the criteria for recognition as expense, requires HealthGate to make significant judgments including whether HealthGate has received a separable benefit and whether the Company can reasonably estimate the fair value of that benefit. If HealthGate reached different conclusions, reported revenues could have been materially different.

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

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement was from November 2002 through October 2004 and called for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covered up to 400 authorized entities.

        In October 2004, HealthGate and HCA-Information amended their content agreement. The term of the amended agreement is from November 2004 through October 2006 and calls for

HCA-Information to pay annual license fees to HealthGate of $1,015,000 for HealthGate's content and newsletter product. The agreement covers up to 480 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees will be recognized ratably over the term of the agreement. As of December 31, 2004, HealthGate was providing access to its content to 271 authorized entities under this agreement.

        Revenue from licensing electronic content to print publishers for print distribution, including minimum royalties, is recognized upon delivery of the content as long as HealthGate has no material future obligations.

        HealthGate rarely enters into multi-element service arrangements. When HealthGate does enter into such an arrangement, each element is accounted for separately over its respective service period, provided that there is stand-alone value to the delivered service and objective evidence of fair value of at least the undelivered service. If these conditions are not met, the total value of the arrangement is recognized ratably over the entire service period. For all multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these contracts has been recognized ratably over the related service period.

        On August 23, 2004, HealthGate entered into an Asset Purchase Agreement with EBSCO Publishing ("EBSCO") for the sale of TNP assets. On the same date, EBSCO entered into a Reseller Agreement with HealthGate under which HealthGate can continue to license and distribute the TNP content for an initial term of three years. In addition, HealthGate entered into a Reseller Agreement with EBSCO for EBSCO to license and distribute HealthGate's consumer health library on an exclusive basis to academic and public libraries for an initial term of three years. Unless notice of intent not to renew is given by either party at least sixty (60) days before the end of the then current term, the terms of both Reseller Agreements will automatically be extended for successive one-year terms upon the same terms and conditions as the initial terms.

        These agreements were determined to represent a multi-element service arrangement under Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Under EITF 00-21, each element of these agreements can be divided into separate units of accounting and applicable revenue recognition criteria can be applied separately to each unit of accounting, provided that (1) the delivered service has value to HealthGate on a stand alone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered services. As HealthGate was not able to obtain objective and reliable evidence of the fair values for each of the elements within these agreements, the deliverables did not meet the related separation criteria under EITF 00-21 and must be accounted for as a combined unit of accounting. Consequently, the total value of the arrangement is being recognized as income ratably over the initial service period of three years. Additionally, as there is no objective and reliable evidence of fair values for the undelivered elements of the Reseller Agreements, the amount of license fees payable to EBSCO were classified as an offset to revenue recognized on fees receivable from EBSCO rather than as an operating expense in accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by A Vendor to a Customer" ("EITF 01-09"). HealthGate also recorded a deferred gain of approximately $227,000 representing the excess of cash received for the TNP assets, net of the remaining book value of the TNP content and certain direct transaction costs. This gain is being recognized as "Other income" in the condensed consolidated statement of operations.

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

        During the years ended December 31, 2002, 2003 and 2004, development costs of approximately $145,000, $147,000 and $85,000, respectively, were capitalized. HealthGate amortizes these cost to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use. Amortization of capitalized software was approximately $665,000, $308,000 and $132,000 for the years ended December 31, 2002, 2003 and 2004, respectively. HealthGate has made significant judgments in estimating the useful life of the capitalized software to be one year. Operating results would be materially different if a different useful life were used.

        Costs incurred in the research and development of HealthGate's tools and content, except for certain software development costs as described above, are expensed as incurred. The cost to develop proprietary tools and content and update existing tools and content is expensed as research and development costs in the period the costs are incurred. Operating results would be materially different if software development costs were capitalized and amortized over the expected benefit period.

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

        During the quarter ended June 30, 2004, HealthGate reevaluated the assumptions underlying the accrual based on the subtenant's continued adherence to the sublease terms and timely payment of rent when due. As part of this evaluation, HealthGate obtained independent verification of the subtenant's assets and business performance. This analysis resulted in a reduction in HealthGate's estimate of lease exit costs of approximately $112,000 in the quarter ended June 30, 2004.

        Acquisition of EBM Solutions, Inc.    On October 27, 2003, HealthGate acquired substantially all the assets and certain liabilities of EBM Solutions, Inc. ("EBM Solutions"), a Delaware corporation, pursuant to an Asset Purchase Agreement dated October 3, 2003.

        Total consideration given by HealthGate consisted of 752,048 shares of HealthGate's common stock valued $0.69 per share based on the average market price of HealthGate's common stock on the OTCBB for the three days preceding and the three days succeeding the announcement of the proposed transaction, for a total value of $519,000. HealthGate also issued a warrant to EBM Solutions to purchase an additional 333,333 shares of HealthGate common stock at a price of $1.20 per share. The fair value of this warrant was determined to be $74,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. In connection with the acquisition, certain investors in EBM Solutions also purchased 333,333 shares of unregistered stock of HealthGate on the date of the closing of this transaction at a price per share of $1.20. The purchase of unregistered stock was contingent upon the closing of the asset purchase. These shares were valued at $233,000, using the closing price of HealthGate's common stock on the OTCBB on the date on which the shares were purchased. A warrant to purchase 30,000 shares of HealthGate's common stock at a price of $1.20 per share was also issued to a member of the Academic Medical Center Consortium in connection with this transaction. The fair value of this warrant was determined to be $7,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. HealthGate also incurred certain direct transaction costs in connection with this transaction of approximately $127,000. Based on these assumptions, total consideration was calculated to be approximately $960,000.

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

        Purchased content, which consists of the medical guidelines developed by EBM Solutions, were valued at approximately $173,000 using the income approach. This valuation required HealthGate to estimate the future revenue stream from these guidelines, the direct expenses to obtain and support that revenue stream and the anticipated rate of attrition of that revenue. All future net cash flows were then discounted and tax affected to arrive at a valuation as of the closing date of the transaction. HealthGate estimated the useful life of the purchased content to be four years and is amortizing the cost based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the remaining estimated life of the product.

        In September 2004, HealthGate engaged a third party consultant to respond to challenges being faced by the Company's sales organization. This included developing an "optimal" solution selling approach to the Company's current products. In mid-November 2004, based on the results of the marketing study performed by the third party consultant, management refocused its strategy and concluded that while it would continue to sell the medical guidelines to anyone interested in purchasing them as a stand alone product, HealthGate was going to focus on selling the guidelines as a component of the Company's Quality Improvement and Risk Management Solutions.

        This change in selling strategy, in addition to lower than anticipated sales of the medical guidelines as a stand alone product served as indicators for the Company to perform an assessment of whether the Company's EBM Solutions purchased assets have been impaired in addition to making an assessment of the reasonableness of its estimates of the useful lives of the EBM Solutions purchased assets. Estimates of future cash flows for medical guidelines developed by EBM Solutions as a stand alone product indicated that this purchased content asset would stop generating positive cash flows after 2005. Accordingly, based on the pattern of economic benefits, management determined that the useful life of this purchased content should be modified as of November 2004, which marks the date management made a strategic change as discussed above and that this EBM Solutions purchased content should be amortized over their estimated remaining useful life through December 31, 2005. The additional amortization resulting from the change in accounting estimate of the useful life of this purchased content was approximately $11,000 for the year ended December 31, 2004.

        Customer contracts, which consist of the estimated fair value of EBM Solutions' customer relationships, were valued at approximately $212,000 using the income approach. This valuation required HealthGate to estimate the future revenue stream from these customers, the direct expenses to fulfill the service obligations to those customers and anticipated rate of attrition for those customer contracts. All future net cash flows were then discounted and tax affected to arrive at a valuation as of the closing date of the transaction. HealthGate estimated the useful life of the customer contracts to be four years and is amortizing the cost based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the remaining estimated life of the product.

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

        The resulting difference between the consideration given to acquire the EBM Solutions net assets and the identified tangible and intangible net assets acquired was recorded as goodwill in the amount of $231,000. The amount of goodwill was adjusted to $184,000 in the quarter ended September 30, 2004. This adjusted value will not be amortized, but rather will be evaluated on at least an annual basis for impairment

        Identifying and valuing assets in accordance with SFAS 141 requires certain judgments and estimates including assumptions about future revenues, future expenses, future tax rates and appropriate discount rates. Valuing the warrants included in the purchase price also required certain significant judgments and estimates, including the term, volatility and interest rates that were used in the Black-Scholes valuation model. If different assumptions and estimates had been made, the values arrived at may have been significantly different.

        Despite HealthGate's good faith efforts, due to a lack of reliable, historical documentation concerning EBM Solutions' financial operations prior to its acquisition by HealthGate, HealthGate is unable to provide pro forma information regarding results of operations for the years ended December 31, 2002 and 2003.

        Impairment.    On January 1, 2002, HealthGate adopted SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of." SFAS 144 further refines the requirements of SFAS 121, requiring that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carry amount and fair value of the asset. In addition SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale.

        HealthGate's long-lived assets other than goodwill consist of intangible assets, such as purchased content, acquired customer contracts and acquired technology and long-term deposits. Total long-lived assets other than goodwill were approximately $865,000 and $226,000 at December 31, 2003 and 2004 respectively.

        In September 2004, HealthGate engaged a third party consultant to respond to challenges being faced by the Company's sales organization. This included developing an "optimal" solution selling approach to the Company's current products. In mid-November 2004, based on the results of the marketing study performed by the third party consultant, management refocused its strategy and concluded that while it would continue to sell the medical guidelines to anyone interested in purchasing them as a stand alone product, HealthGate was going to focus on selling the guidelines as a component of its Quality Improvement and Risk Management Solutions. In November 2004, because of the presence of impairment indicators, the Company performed an impairment assessment of the long-lived assets acquired as part of the EBM Solutions acquisition.

        This change in selling strategy, in addition to lower than anticipated sales of the medical guidelines as a stand alone product served as indicators for the Company to perform an assessment of whether the Company's EBM Solutions purchased assets have been impaired. In performing its impairment test, management determined that both the purchased content and customer contracts comprise one asset group since the purchased content are used to support the customer contracts and could not have been acquired without the customer contracts. In addition, because this asset grouping is only part of the reporting unit, goodwill was not included in the impairment test but was separately tested for impairment using the guidance under SFAS 142.

        Management's estimates of future cash flows used to test the recoverability of the asset group were based on the existing service potential of the asset group in use. Those estimates include cash flows associated with future expenditures necessary to maintain the existing service potential of the asset group. Based on the assumptions, the sum of future undiscounted cash flows expected to result from the use of the asset group is more than the carrying amount of the asset group based on a best estimate approach in developing estimate of future undiscounted cash flows. As such, management concluded that the asset group is not impaired.

        Because of the presence of impairment indicators, management also performed an assessment of the reasonableness of its estimates of the useful lives of the asset group. In evaluating these long-lived assets, HealthGate determined that they should be treated as an asset grouping as defined in SFAS 144. The Company prepared an analysis of the anticipated future cash flows for the asset grouping and compared those undiscounted net cash flows to the carrying value of the asset grouping. The result of this analysis was that an impairment had not occurred. However, estimates of future cash flows for medical guidelines developed by EBM Solutions as a stand alone product indicated that this purchased content asset would stop generating positive cash flows after 2005. Accordingly, based on the pattern of economic benefits, management determined that the useful life of this purchased content should be modified as of November 2004, which marks the date management made a strategic change as discussed above and that this purchased content should be amortized over its estimated remaining useful life through December 31, 2005. The additional amortization resulting from the change in accounting estimate of the useful life of this purchased content was approximately $11,000 for the year ended December 31, 2004.

        Identifying impairment indicators and valuing future cash flows in accordance with SFAS 144 requires certain judgments and estimates including assumptions about future revenues and future expenses. If different assumptions and estimates had been made, the values arrived at may have been significantly different.

        Goodwill.    Goodwill in the amount of $231,000 was recorded as part of the EBM Solutions transaction at the excess of the purchase consideration over the fair market value of identified tangible and intangible net assets acquired. During the year ended December 31, 2004, HealthGate evaluated the amount and nature of the remaining liabilities accrued as part of the EBM Solutions transaction, and determined that some of these accrued expenses did not represent valid claims. Accordingly, HealthGate adjusted the amount of remaining liabilities resulting in a reduction to the amount of goodwill of approximately $48,000.

        The Company applies the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, goodwill is not amortized, but rather is tested on at least an annual basis for impairment or when a qualify event occurs that suggests such an impairment may have taken place.

        In 2004, the Company performed its annual goodwill impairment test. The Company determined that its business comprises a single reporting unit, as such its carrying value is determined from comparing the Company's fair value to its net assets, including goodwill as of December 31, 2004. If the carrying value of the Company's net assets exceeds the Company's fair value, then goodwill would have been impaired. In performing its analysis, the Company determined its fair value based on quoted market prices at December 31, 2004 and determined that as of that date the fair value of the Company exceeded the carrying value of its net assets and therefore no goodwill impairment was recognized as of December 31, 2004.

        Evaluating goodwill for impairment in accordance with SFAS 142 requires certain judgments and estimate. If different assumptions and estimates had been made, the Company may have reached a different conclusion about the value of the goodwill and may have recorded an impairment charge which would have affected reported results.

Results of Operations

Comparison of Year Ended December 31, 2004 with Year Ended December 31, 2003

Revenue

        Total revenue was $5,931,000 for the year ended December 31, 2004 compared to $6,060,000 for the year ended December 31, 2003, a decrease of $129,000 or 2%. Substantially all of the revenue in both periods was derived from licensing access to content and tools. HealthGate continues to see a decrease in the demand for its stand-alone, web-based consumer health information offerings. Increased pricing pressure has resulted in lower revenue from sales of these products. This decrease has been partially offset by revenues generated from the sales of the Company's evidenced-based clinical guideline products. HealthGate's ability to grow revenue in the future will largely be dependent on its future sales and licensing of quality improvement and risk management solutions, such as the newly released InteractiveIC™ product.

        In the years ended December 31, 2004 and 2003 one customer, HCA-Information, represented 19% and 18% of total revenue, respectively. HealthGate was a subcontractor under two different contracts with two different government agencies, through the same prime contractor. Total revenue from this prime contractor represented 10% of total revenue in each of the years ended December 31, 2004 and 2003. In the year ended December 31, 2004, one customer, Veterans Administration, currently serviced as a subcontractor through Synnex represented 15% of total revenue.

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement was from November 2002 through October 2004 and called for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covered up to 400 authorized entities. In October 2004, HealthGate and HCA-Information amended their content agreement. The term of the amended agreement is from November 2004 through October 2006 and calls for HCA-Information to pay annual license fees to HealthGate of $1,015,000 for HealthGate's content and newsletter product. The agreement covers up to 480 authorized entities and can be terminated by HCA-Information at any time with 60 days prior notice. The annual license fees from HCA-Information are being recognized ratably over the term of the agreement.

        For the years ended December 31, 2004 and 2003, net related party revenue was $13,300 and $2,500, respectively from Vanderbilt University Medical Center, who is a member of HealthGate's Academic Medical Center Consortium.

        Following the planned sale of its Patient Content Repository business to EBSCO, HealthGate expects its future revenue to come from licensing evidence-based guidelines as well as sales and licensing of its new Quality Improvement and Risk Management Solutions. HealthGate expects a significant decrease in revenue after the completion of the sale of its Patient Content Repository business to EBSCO.

  Costs and Expenses

        Cost of Revenue.    Cost of revenue consists primarily of costs involved with providing services, royalties associated with licensed content, related equipment and software costs, as well as amortization of acquired intangible assets. Cost of revenue decreased to $1,511,000 for the year ended December 31, 2004 from $2,524,000 for the year ended December 31, 2003. This decrease is primarily due to the completion of amortization and depreciation related to certain capitalized development projects, software licenses and computer equipment of approximately $590,000. The Company also reduced costs related to third party royalties and contract writers due to completion of proprietary content projects and rate reductions of approximately $361,000 and reduced hosting and telecommunication expenses by approximately $73,000. Theses savings were partially offset by increases in amortization of the EBM intangibles of $77,000. As a percentage of total revenue, cost of revenue decreased from 42% for the year ended December 31, 2003 to 25% for the year ended December 31, 2004. The Company believes it will experience a significant increase in cost of revenue as a percentage of total revenue in 2005 subsequent to the expected sale of its Patient Content Repository business to EBSCO.

        Research and Development.    Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's service offerings. Research and development expenses decreased to $1,653,000 for the year ended December 31, 2004 from $1,944,000 for the year ended December 31, 2003. Research and development expenses for the year ended December 31, 2003 included approximately $102,000 of compensation-related expenses which were accrued for severance benefits and were not recurring in 2004. The remainder of the decrease was due primarily to savings in salaries and related costs for technical and development personnel made possible through operating efficiencies. During the year ended December 31, 2003, software development costs totaling $147,000 related to five projects were capitalized. Of the five projects, three were placed in service during 2003 and two were placed in service in 2004. During the year ended

December 31, 2004 software development costs totaling $85,000 were capitalized. These costs are being amortized into cost of revenue over the one-year estimated life of the related software. The Company expects that it will experience increases in its research and development expenses in 2005 as it continues to work on the development of its Quality Improvement and Risk Management Solutions.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses increased to $1,269,000 for the year ended December 31, 2004 from $1,055,000 for the year ended December 31, 2003. The increase of 20% was primarily due to increases in professional services and marketing activities relating to development of the Quality Improvement and Risk Management solutions. The Company expects to continue to further invest in sales and marketing activities in 2005 to promote its new Quality Improvement and Risk Management Solutions.

        General and Administrative.    General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses decreased 29% to $2,105,000 for the year ended December 31, 2004 from $2,955,000 for the year ended December 31, 2003. This decrease is primarily due to a combination of completion of amortization and depreciation of software licenses, furniture, and computer equipment of $374,000, and cost containment measures that resulted in savings in compensation, professional services and hosting services of approximately $409,000, as well as lower insurance expenses in 2004. Included in the 2003 expenses is approximately $61,000 of audit fees expensed for the attempted audit of EBM Solutions. The Company expects general and administrative expenses to decrease in 2005, primarily due to continued cost containment measures.

        Lease Exit Costs.    During the quarter ended June 30, 2003, the Company's first subtenant defaulted on the sublease. Consequently, the Company re-evaluated the assumptions underlying the accrual and recorded additional lease exit costs of approximate $106,000. During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company's excess space for the remaining term of HealthGate's office lease. As a result, the Company re-evaluated the assumptions underlying the accrual, which resulted in a reduction in HealthGate's estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003. Total lease exit expenses were $77,000 for the year ended December 31, 2003.

        During the quarter ended June 30, 2004, HealthGate re-evaluated the assumptions underlying the accrual based on the subtenant's continued adherence to the sublease terms and timely payment of rent when due. As part of this evaluation, HealthGate obtained independent verification of the subtenant's assets and business performance. This analysis resulted in a reduction in HealthGate's estimate of lease exit costs of approximately $112,000 in the quarter ended June 30, 2004.

        Interest Income.    Interest income for the year ended December 31, 2004 was $25,000 compared to $41,000 for the year ended December 31, 2003. This decrease is the result of lower invested cash balances and lower interest rates in 2004.

        Interest Expense.    Interest expense for the year ended December 31, 2004 was $400 compared to $1,000 for the year ended December 31, 2003.

        Other Income (Expense), Net.    Other income (expense), net for the year ended December 31, 2004 was income of $153,000 compared to income of $1,065,000 for the year ended December 31, 2003. In February 2003, HealthGate entered into a settlement agreement that established commissions due under a development and distribution agreement related to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued and was recorded as other income. Also in 2003, the Company recorded a gain of $92,000 related to a stock redemption and entered into other settlement agreements resulting in other income of approximately $155,000. During the year ended December 31, 2004, HealthGate reached a settlement with a vendor for amounts owed under an expired contract. The settlement amount was approximately $87,000 less than was originally accrued. Also during the year ended December 31, 2004, HealthGate sold the assets of its TNP database to EBSCO for cash of $300,000. HealthGate also entered into two other agreements with EBSCO. Since HealthGate was not able to obtain objective and reliable evidence of fair value for each of the elements contained within these agreements, gain on the sale of the TNP assets of approximately $227,000 is being amortized over the three-year life of the agreements with EBSCO. HealthGate's results of operations for the year ended December 31, 2004 include approximately $27,000 of this gain.

        Income Taxes.    As of December 31, 2004, HealthGate had Federal net operating loss carryforwards of approximately $60,170,000 and state net operating loss carryforwards of approximately $41,735,000. HealthGate's net operating loss carryforwards expire beginning in 2011. Certain future changes in the share ownership of HealthGate, as defined in the U.S. Internal Revenue Code, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to HealthGate's lack of earnings history.

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

        In October 2002, HealthGate and HCA-Information entered into a new content agreement. The term of the new agreement was from November 2002 through October 2004 and called for HCA-Information to pay annual license fees to HealthGate of $1,100,000. The agreement covered up to 400 authorized entities. The annual license fees were recognized ratably over the term of the agreement.

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

        Research and Development.    Research and development expenses consist primarily of salaries and related costs associated with the development and support of the Company's service offerings. Research and development expenses decreased to $1,944,000 for the year ended December 31, 2003 from $2,424,000 for the year ended December 31, 2002 due primarily to savings in salaries and related costs for technical and development personnel and consultants made possible through operating efficiencies. In the fourth quarter of 2003, approximately $102,000 of compensation-related expenses were accrued for severance benefits. During the year ended December 31, 2002, software development costs totaling $145,000 were capitalized and placed in service in 2002. These costs were amortized into cost of revenue over the one-year estimated life of the related software. During the year ended December 31, 2003, software development costs totaling $147,000 related to five projects were capitalized. Of the five projects, three were placed in service during 2003 and two projects are expected to be complete and ready for their intended use in 2004. These costs are being amortized into cost of revenue over the one-year estimated life of the related software

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related costs for sales and marketing personnel, as well as the cost of advertising, marketing and promotional activities. Sales and marketing expenses decreased to $1,055,000 for the year ended December 31, 2003 from $1,460,000 for the year ended December 31, 2002. The decrease of 28% was primarily due to savings in salaries and related costs for sales management personnel and completion of amortization of software licenses and equipment, as well as savings of approximately $220,000 in commission expense related to a settlement agreement executed in February 2003.

        General and Administrative.    General and administrative expense consists primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses decreased 29% to $2,955,000 for the year ended December 31, 2003 from $4,161,000 for the year ended December 31, 2002. This decrease is primarily due to a combination of completion of amortization and depreciation of software licenses, furniture, and computer equipment of $210,000, and cost containment measures that resulted in savings in compensation, travel and hosting services of approximately $517,000, as well as lower investor relations and insurance expenses in 2003. Included in the 2003 expenses is approximately $61,000 of audit fees expensed for the attempted audit of EBM Solutions.

        Lease Exit Costs.    During the fourth quarter of 2001, the Company committed to an exit plan to vacate certain excess space at its headquarters building and in February 2002 began subleasing a portion of the excess space. The results of operations for the year ended December 31, 2002 do not include any adjustment to the lease exit costs.

        During the quarter ended June 30, 2003, the Company's first subtenant defaulted on the sublease. Consequently, the Company re-evaluated the assumptions underlying the accrual and recorded additional lease exit costs of approximately $106,000. During the quarter ended September 30, 2003, HealthGate finalized a sublease with a new subtenant for a portion of the Company's excess space for the remaining term of HealthGate's office lease. As a result, the Company reevaluated the assumptions underlying the accrual, which resulted in a reduction in HealthGate's estimate of lease exit costs of approximately $29,000 in the quarter ended September 30, 2003. Total lease exit expenses were $77,000 for the year ended December 31, 2003.

        Interest Income.    Interest income for the year ended December 31, 2003 was $41,000 compared to $87,000 for the year ended December 31 2002. This decrease is the result of lower invested cash balances and lower interest rates in 2003.

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

Liquidity and Capital Resources

        For the year ended December 31, 2004, cash used in operations was $1,725,000. The Company's net loss of $317,000, reduced by non-cash expenses of depreciation and amortization of $567,000, and increased by the recognized gain on the sale of TNP assets of $27,000 was a net source of operating cash of $223,000. Increases in accounts receivable and prepaid expenses resulted in a use of operating cash of $175,000. Decreases in operating payables and other accrued expenses resulted in a use of $1,017,000 of operating cash. Approximately $333,000 of this decrease related to decreases in the Company's lease exit accrual, another $102,000 related to severance payments which were accrued at December 31, 2003 and $187,000 related to payment of expenses accrued as part of the EBM acquisition in October 2003. Decreases in deferred revenue resulted in a use of $406,000 of operating cash. Total decreases in HealthGate's deferred rent liability was a use of approximately $51,000 in operating cash. Decreases in other liabilities relating to HealthGate's lease exit accrual resulted in a use of $300,000 of operating cash.

        For the year ended December 31, 2003, cash used in operations was $1,104,000. The Company's net loss of $1,390,000, reduced by non-cash expenses of depreciation and amortization of $1,552,000 and a loss on sales of fixed assets of $1,000 and increased by a gain of $92,000 on reacquisition of stock from General Electric and its affiliates, was a source of operating cash of $71,000. An increase in accounts receivable resulted in decrease in operating cash of $31,000. The changes in prepaid expenses and other assets resulted in a net source of $267,000 due to amortization of an insurance policy which was prepaid in 2002. Decreases in operating payables and other accrued expenses resulted in a use of $525,000 of operating cash, primarily related to a settlement agreement executed in February 2003. Decreases in deferred revenue resulted in a use of $349,000 of operating cash. Total decreases in HealthGate's deferred rent liability was a use of approximately $51,000 in operating cash. Decreases in other liabilities primarily related to utilization of previously accrued lease exit costs resulted in a use of $507,000.

        Net cash provided by investing activities in 2004 was $196,000. This primarily relates to net proceeds of approximately $281,000 received for the sale of its TNP assets to EBSCO, net of $85,000 used for capitalized software development costs. Net cash provided by investing activities in 2003 was $136,000. The acquisition of net assets from EBM Solutions was a net source of $322,000 including $400,000 of proceeds from the purchase of 333,333 shares of HealthGate's common stock by certain investors in EBM Solutions, $147,000 used for capitalized software development costs and $39,000 used for the purchase of fixed assets.

        Cash provided by financing activities in 2004 was $7,000, relating to cash received from the exercise of stock options. Cash used in financing activities in 2003 was $49,000, which consisted of $48,000 used for the repurchase of common stock, $5,900 used for the final payment of obligations under capital lease arrangements, and $4,400 received from the purchase of stock options.

        The following table sets forth HealthGate's contractual obligations by period:

	Operating Leases	Licensed Content	Consulting Agreements	Employee Agreement
2005	$583,000	$517,000	$85,000	$105,000
2006	55,000	63,000	—	—
2007	—	—	—	—
Thereafter	—	—	—	—

Total future payments	$638,000	$580,000	$85,000	$105,000

        At December 31, 2004, the Company had $1,908,000 of cash and cash equivalents and $214,000 of negative working capital, including $1,678,000 of deferred revenue. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 2002, 2003 and 2004, the Company incurred net losses of $4,435,000, $1,390,000, and $317,000, respectively, and negative cash flows from operations of $3,309,000, $1,104,000, and $1,725,000, respectively. Additionally, as of December 31, 2004, the Company had an accumulated deficit of $99,873,000. In connection with its audit for the year ended December 31, 2004, HealthGate has received a report from its independent registered public accounting firm containing an explanatory paragraph stating that the Company's historical losses and negative cash flows from operations raise substantial doubt about HealthGate's ability to continue as a going concern.

        The Company has taken numerous actions to substantially reduce operating cash outflows. These actions included settling commissions owed under development and distribution agreement, process improvements and streamlining operations and amending or canceling several content arrangements. Management believes that these actions have not impaired the Company's ability to invest in its core business. HealthGate anticipates that proceeds from the planned EBSCO Transaction will fund future operations as well as continued development of the Company's Quality Improvement and Risk Management Solutions for at least the next twelve months. The Company's future beyond such twelve months is dependent upon its ability to achieve break-even or positive cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

Off Balance Sheet Arrangements

        None.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock-Based Compensation." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for interim and annual periods that begins after June 15, 2005. Accordingly, HealthGate will implement the revised standard in the third quarter of fiscal year 2005. The Company currently accounts for share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. HealthGate is evaluating its current compensation strategies as they relate to stock-based compensation. Management is assessing the implications of this revised standard, including any cumulative catch-up adjustments, which may materially impact results of operations in the third quarter of fiscal year 2005 and thereafter. See Note 2 of Notes to Consolidated Financial Statements for pro forma impact of these stock based compensation awards on historical results of operations.

        In December 2004, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions." This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS No. 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. HealthGate does not anticipate that the implementation of this standard may have a material impact on its financial position, results of operations or cash flows.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        HealthGate is not subject to any meaningful market risks related to currency, commodity prices or similar matters. The Company is sensitive to short-term interest rates fluctuations to the extent that such fluctuations impact the interest income received on the Company's investments. To minimize this risk, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, HealthGate invests in relatively short-term securities. HealthGate does not use derivative financial instruments in its investment portfolio. The Company limits its default risk by purchasing only investment grade securities. As of December 31, 2004, $1,808,000 of the Company's investments were in money market funds. Cash and cash equivalents were $1,908,000 at December 31, 2004 and had a weighted average interest rate of 1.13%. See Note 2 of Notes to Consolidated Financial Statements for information on HealthGate's investment policies and portfolio.

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

        Management of HealthGate, including HealthGate's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HealthGate's disclosure controls and procedures are effective. However, any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. There were no changes in HealthGate's internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or is likely to materially affect, the Company's control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        Information regarding HealthGate's executive officers is included at the end of Part I of this report.

        Information regarding HealthGate's directors may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    Executive Compensation

        Information with respect to this item may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

        Information with respect to this item may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions

        Information with respect to this item may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services

        Information with respect to this item may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. The financial statements, related notes thereto and report of independent registered public accounting firm required by Item 8 are listed on page F-1.
(2)	Financial Statement Schedules. None.
(3)	Exhibits. See the Index to Exhibits, below.
EXHIBIT NUMBER	DESCRIPTION
2.1(22)	Asset Purchase Agreement, dated October 3, 2003 and between HealthGate Data Corp. and EBM Solutions, Inc. (excluding exhibits and schedules).
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant, in the form filed with Delaware Secretary of State on January 31, 2000.
3.2(17)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed with Delaware Secretary of State on June 28, 2001.
3.3(3)	Second Amended and Restated Bylaws of the Registrant, effective January 31, 2000.
4.1(19)	Specimen Common Stock certificate.
4.2(1)	Registration Agreement dated March 16, 1995 by and between the Registrant, David Friend and William Nelson.
4.3(1)	Registration Agreement dated August 21, 1996 by and between the Registrant and certain investor signatories thereto.
4.4(1)	Registration Agreement dated December 20, 1996 by and between the Registrant and Blackwell Science, Ltd.
4.5(1)	Registration Agreement dated April 7, 1999 by and between the Registrant, GE Capital Equity Investments, Inc., Blackwell Science, Ltd. and Blackwell Wissenschafts-Verlag GmbH.
4.6(1)	Amendment to Purchase Agreements and Registrations Agreements dated as of March 23, 1998 by and among the Registrant and certain stockholder signatories thereto.
4.7(23)	Warrant to purchase Common Stock of HealthGate Data Corp dated October 27, 2003 covering 30,000 shares of common stock.
4.8(22)	Warrant to Purchase Common Stock of HealthGate Data Corp., dated October 27, 2003, covering 333,333 shares of common stock.
4.9(22)	Registration Rights Agreement, dated October 27, 2003 between HealthGate Data Corp. and certain investors.
10.1(12)	Lease Agreement dated February 10, 2000 by and between Riggs & Co., a division of Riggs Bank N.A. and the Registrant (excluding exhibits).
10.2(18)	Amended and Restated 1994 Stock Option Plan of the Registrant.
10.3(1)	Form of Incentive Stock Option Agreement granted under 1994 Stock Option Plan of the Registrant.
10.4(19)	Form of Benefit Letters to certain Officers of the Registrant.
10.5(1)	Form of Non-Employee Director Option Agreement granted under 1994 Stock Option Plan of the Registrant.
10.6(1)	Employment Agreement dated as of October 1, 1995 by and between the Registrant and William S. Reece.

10.7(12)	Form of Indemnification Agreement between Registrant and its directors and officers.
10.8(20)	Content Agreement, dated November 1, 2002 by and between HCA Information Technology and Services, Inc. and the Registrant (excluding exhibits).
10.9*	Amendment No. 1 to Content Agreement, dated November 1, 2002 by and between HCA Information Technology and Services, Inc. and the Registrant (excluding exhibits).
10.10(25)	Amendment No. 2 to Content Agreement effective November 1, 2004, between HCA-Information Technology & Services, Inc. and Registrant (excluding Schedules)
10.11(21)	Stock Redemption & Warrant Cancellation Agreement dated May 7, 2003 by and between Registrant, GE Capital Equity Investments, Inc., General Electric Company and National Broadcasting Company (including exhibits)
10.12(21)	Stock Purchase and Sale Agreement dated May 20, 2003 by and between Registrant and Computer Sciences Corporation.
10.13(22)	Employment Agreement, dated October 27, 2003 between HealthGate Data Corp. and Eric Thrailkill.
10.14(22)	Stock Purchase Agreement, dated October 3, 2003 between HealthGate Data Corp. and certain investors (excluding exhibits and schedules).
10.15(24)	2004 Stock Option & Stock Issuance Plan of the Registrant
10.16(24)	Model of Incentive Stock Option Agreement granted under the 2004 Stock Option & Stock Issuance Plan of the Registrant
10.17(24)	Model of Non-Employee Director Option Agreement granted under the 2004 Stock Option & Stock Issuance Plan of the Registrant
10.18(25)	Asset Purchase Agreement dated January 18, 2005 between HealthGate Data Corp. and EBSCO Publishing, Inc. (excluding schedules)
14.1(23)	Code of Business Conduct and Ethics (adopted December 17, 2003).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
24.1	Power of Attorney contained in signature page of Form 10-K
31.1*	Rule 13a-14(a) Certification of William S. Reece, Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Julie Furrier, Chief Financial Officer
32.1*	Section 1350 Certification of William S. Reece, Chief Executive Officer
32.2*	Section 1350 Certification of Julie Furrier, Chief Financial Officer

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

(21)
Previously filed with Registrant's Form 10-Q for the quarter ended June 30, 2003.

(22)
Previously filed with Registrant's Form 8-K dated October 27, 2003 and filed on October 31, 2003.

(23)
Previously filed with Registrant's Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

(24)
Previously filed with Registrant's Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

(25)
Previously filed with Registrant's Form 8-K dated November 1, 2004, filed on November 4, 2004.

(26)
Previously filed with Registrant's Form 8-K dated January 18, 2005, filed on January 20, 2005.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.
By:	/s/ WILLIAM S. REECE William S. Reece Chairman of the Board of Directors and Chief Executive Officer March 17, 2005

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

Signature	Title	Date
/s/ WILLIAM S. REECE William S. Reece	Chairman of the Board of Directors, Chief Executive Officer and President (Principal executive officer)	March 17, 2005
/s/ JULIE FURRIER Julie Furrier	Chief Financial Officer, Secretary and Treasurer (Principal financial officer and Principal accounting officer)	March 17, 2005
/s/ JONATHAN J.G. CONIBEAR Jonathan J. G. Conibear	Director	March 17, 2005
/s/ EDSON D. DE CASTRO Edson D. de Castro	Director	March 17, 2005
/s/ DAVID FRIEND David Friend	Director	March 17, 2005
Harry C. Jacobson, M.D.	Director	March 17, 2005
/s/ WILLIAM NELSON William Nelson	Director	March 17, 2005

HEALTHGATE DATA CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of HealthGate Data Corp.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HealthGate Data Corp. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and negative cash flows from operations since inception, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 17, 2005

HEALTHGATE DATA CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$3,431,230	$1,908,427
Accounts receivable, net of allowance for doubtful accounts of $1,818 and $2,900 at December 31, 2003 and 2004, respectively	158,989	258,347
Prepaid expenses and other current assets	110,675	505,229

Total current assets	3,700,894	2,672,003
Fixed assets, net	358,293	142,448
Intangible assets, net	546,585	226,363
Goodwill	231,468	183,511
Other assets	318,613	—

Total assets	$5,155,853	$3,224,325

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$375,309	$201,854
Accrued expenses	1,796,181	905,010
Deferred revenue	2,083,924	1,678,344
Current portion of deferred rent liability	51,179	25,590
Deferred gain	—	75,588

Total current liabilities	4,306,593	2,886,386
Long-term deferred rent liability	25,590	—
Other long-term liabilities	299,818	124,410

Total liabilities	4,632,001	3,010,796

Stockholders' equity:
Common stock, $.03 par value; Authorized: 100,000,000 shares Issued and outstanding: 5,382,185 and 5,494,766 shares at December 31, 2003 and 2004, respectively	161,465	164,842
Additional paid in capital	99,918,667	99,921,807
Accumulated deficit	(99,556,280)	(99,873,120)

Total stockholders' equity	523,852	213,529
Commitments and contingencies (Notes 4 and 10)	—	—

Total liabilities and stockholders' equity	$5,155,853	$3,224,325

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
Revenue, including revenue from related parties of $138,421, $2,500 and $13,348 in 2002, 2003 and 2004, respectively	$6,192,775	$6,059,772	$5,931,449

Costs and expenses
Cost of revenue	2,778,525	2,524,215	1,511,422
Research and development	2,424,123	1,944,061	1,652,820
Sales and marketing	1,459,600	1,055,157	1,269,484
General and administrative	4,160,997	2,954,876	2,104,990
Lease exit costs	—	76,911	(112,427)

Total costs and expenses	10,823,245	8,555,220	6,426,289

Loss from operations	(4,630,470)	(2,495,448)	(494,840)

Interest income	86,509	41,482	25,385
Interest expense	(19,696)	(1,407)	(433)
Other income (expense), net	128,859	1,064,879	153,048

Net loss	$(4,434,798)	$(1,390,494)	$(316,840)

Basic and diluted net loss per share attributable to common stockholders	$(0.74)	$(0.27)	$(0.06)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	6,014,676	5,084,628	5,469,319

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock					Total stockholders' equity/ (deficit)
			Additional paid-in capital	Accumulated deficit	Deferred compensation
	Shares	Par value
Balance, December 31, 2001	6,014,676	$180,440	$99,202,276	$(93,730,988)	$(9,465)	$5,642,263
Stock based compensation					9,465	9,465
Net loss				(4,434,798)		(4,434,798)

Balance, December 31, 2002	6,014,676	180,440	99,202,276	(98,165,786)	—	1,216,930
Repurchase of common stock	(1,753,070)	(52,592)	(87,654)			(140,246)
Exercise of common stock options	35,197	1,056	3,364			4,420
Issuance of common stock warrants			80,996			80,996
Issuance of common stock	1,085,382	32,561	719,685			752,246
Net loss				(1,390,494)		(1,390,494)

Balance, December 31, 2003	5,382,185	161,465	99,918,667	(99,556,280)	—	523,852
Exercise of common stock options	112,581	3,377	3,140			6,517
Net loss				(316,840)		(316,840)

Balance, December 31, 2004	5,494,766	$164,842	$99,921,807	$(99,873,120)	$—	$213,529

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the year ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net Loss	$(4,434,798)	$(1,390,494)	$(316,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,956,901	1,552,196	567,029
Stock based compensation	9,465	—	—
Gain on reacquisition of stock	—	(92,294)	—
Loss on disposal of fixed assets	3,732	1,356	—
Gain on sale of TNP assets	—	—	(26,766)
Changes in assets and liabilities:
Accounts receivable	315,509	(30,876)	(99,358)
Prepaid expenses and other current assets	(53,210)	267,456	(75,794)
Other assets	31,167	20,981	(147)
Accounts payable	(203,538)	(422,385)	(173,455)
Accrued expenses	16,441	(102,967)	(843,214)
Deferred revenue	(1,389,341)	(348,690)	(405,580)
Current portion of deferred rent liability	—	—	(25,589)
Long-term deferred rent liability	(51,179)	(51,179)	(25,590)
Other long-term liabilities	(510,586)	(507,307)	(299,818)

Net cash used in operating activities	(3,309,437)	(1,104,203)	(1,725,122)

Cash flows from investing activities:
Purchases of fixed assets	(78,427)	(39,209)	—
Acquisition of TNP	(393,200)	—	—
Acquisition of EBM Solutions	—	321,701	—
Proceeds from sale to EBSCO	—	—	281,275
Expenditures for capitalized software	(144,823)	(146,792)	(85,473)

Net cash provided by (used in) investing activities	(616,450)	135,700	195,802

Cash flows from financing activities:
Payment of capital lease obligation	(213,735)	(5,821)	—
Repurchase of common stock	—	(47,952)	—
Common stock, net of issuance costs	—	4,420	6,517

Net cash provided by (used in) financing activities	(213,735)	(49,353)	6,517

Net increase (decrease) in cash and cash equivalents	(4,139,622)	(1,017,856)	(1,522,803)
Cash and cash equivalents, beginning of period	8,588,708	4,449,086	3,431,230

Cash and cash equivalents, end of period	$4,449,086	$3,431,230	$1,908,427

Supplemental disclosure of cash flow information—see Note 2 to Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

HEALTHGATE DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Financial Condition

        HealthGate Data Corp. ("HealthGate" or the "Company") provides Quality Improvement and Risk Management Solutions including clinical guidelines, order sets and point of care tools that help healthcare providers and payors improve quality, reduce variability of care and reduce costs. In conjunction with its Academic Medical Center Consortium comprised of Vanderbilt University Medical Center, Duke University Medical Center, Emory University Medical School and Oregon Health Sciences University, the Company creates clinical guidelines, order sets, and point of care tools that are based on clinical evidence. Additionally, through its Patient Content Repository business HealthGate provides a suite of evidence-based patient education and consumer health content services that allow patients to be active participants in the delivery of their own care. These tools and content, when coupled with HealthGate's technology platform, can be integrated into a variety of healthcare information technology systems and accessed at the point of care.

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

        On August 23, 2004, HealthGate entered into an Asset Purchase Agreement with EBSCO Publishing, Inc. ("EBSCO") for the sale of the assets of The Natural Pharmacist ("TNP"). On that same date, EBSCO entered into a reseller agreement with HealthGate under which HealthGate can continue to license and distribute TNP content for an initial term of three years. In addition, HealthGate's entered into a reseller agreement with EBSCO for EBSCO to license and distribute HealthGate's consumer health library on an exclusive basis to academic and public libraries for an initial term of three years. Unless notice of intent not to renew is given by either party at least sixty days before the end of the then current term, the terms of both reseller agreements will automatically be extended for successive one-year terms upon the same terms and conditions as the initial term.

        On January 18, 2005, HealthGate and EBSCO entered into an Asset Purchase Agreement under which EBSCO will acquire the assets of HealthGate's patient content repository business for $8.1 million in cash at closing, plus the assumption of certain liabilities of the business (the "EBSCO Transaction"). This transaction is subject to customary closing conditions, including HealthGate obtaining renewal agreements with certain existing customers and approval by HealthGate's shareholders.

        At December 31, 2004, the Company had $1,908,000 of cash and cash equivalents and $214,000 of negative working capital, including $1,678,000 of deferred revenue. The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. In the years ended December 31, 2002, 2003 and 2004, the Company incurred net losses of $4,435,000, $1,390,000, and $317,000, respectively, and negative cash flows from operations of $3,309,000, $1,104,000, and $1,725,000, respectively. Additionally, as of December 31, 2004, the Company had an accumulated deficit of $99,873,000. In connection with its audit for the year ended December 31, 2004,

HealthGate has received a report from its independent registered public accounting firm containing an explanatory paragraph stating that the Company's historical losses and negative cash flows from operations raise substantial doubt about HealthGate's ability to continue as a going concern.

        The Company has taken numerous actions to substantially reduce operating cash outflows. These actions included settling commissions owed under development and distribution agreement, process improvements and streamlining operations and amending or canceling several content arrangements. Management believes that these actions have not impaired the Company's ability to invest in its core business. HealthGate anticipates that proceeds from the planned EBSCO Transaction will fund future operations as well as continued development of the Company's Quality Improvement and Risk Management solutions for at least the next twelve months. The Company's future beyond such twelve months is dependent upon its ability to achieve break-even or positive cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

        HealthGate is subject to some of the risks and uncertainties common to healthcare information companies and technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and intense competition.

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

  Cash and Cash Equivalents

        HealthGate considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. HealthGate invests its excess cash in money market funds backed by U.S. Government securities, U.S. Treasury securities and commercial paper, which are subject to minimal credit and market risk. At December 31, 2003 and 2004, approximately $3,238,000 and $1,808,000, respectively of the Company's cash and cash equivalents were in money market funds.

The Company accounts for its cash equivalents under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." HealthGate's cash equivalents are classified as available for sale and recorded at amortized cost, which approximates fair value.

  Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of credit losses in the existing accounts receivable balance. The Company reviews the allowance for doubtful accounts periodically throughout the year. Accounts receivable balances are charged off against the allowance when the Company deems the receivable will not be recovered.

        The following are the changes in the balance for doubtful accounts for the three years ended December 31, 2004:

	Beginning of Year	Costs and Expenses	Deductions	End of Year
2004
Allowance for doubtful accounts	$1,818	$1,082	$—	$2,900
2003
Allowance for doubtful accounts	3,781	—	(1,963)	1,818
2002
Allowance for doubtful accounts	20,740	—	(16,959)	3,781

  Revenue Recognition

        HealthGate primarily derives revenue from licensing access to its content and tools. HealthGate also enters into publishing agreements with print publishers. HealthGate has also previously generated revenue from providing activePress™ services, online advertising, sponsorships and e-commerce, including user subscription and transaction based fees. HealthGate chose to phase out its advertising, sponsorship and e-commerce offerings in November 2000. Accordingly, there is limited revenue from these activities in 2002 and no revenue in 2003 or 2004. HealthGate's activePress™ agreement with Blackwell Science terminated in January 2002. HealthGate no longer provides activePress services.

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

  Fair Value of Financial Instruments

        The carrying amounts of HealthGate's financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values at December 31, 2003 and 2004.

  Concentration of Credit Risk and Significant Customers

        Financial instruments which potentially expose HealthGate to concentrations of credit risk consist primarily of trade accounts receivable and cash equivalents. To minimize risk relative to trade accounts receivable, ongoing credit evaluations of customers' financial condition are performed, although collateral generally is not required. To minimize risk associated with cash and cash equivalents, the Company conducts business with banks with strong credit. At December 31, 2004, five customers accounted for 19%, 13%, 11% 10% and 10%, respectively, of gross accounts receivable. At December 31, 2003 four customers accounted for 31%, 22%, 16%, and 15%, respectively, of gross accounts receivable.

        For the years ended December 31, 2002, 2003 and 2004, one customer accounted for 16%, 18% and 19%, respectively of total revenue. For the years ended December 31, 2003 and 2004, HealthGate was a subcontractor under two different contracts with two different government agencies, through the same prime contractor. Total revenue from this prime contractor represented 10% of total revenue in each of the years ended December 31, 2003 and 2004. One customer, Veterans Administration, currently serviced as a subcontractor through a prime contract with Synnex represented 15% of total revenue for the year ended December 31, 2004. For the year ended December 31, 2002, one related party accounted for 2% of total revenue.

  Research and Development, Software Development and Content Development Costs

        Costs incurred in the research and development of HealthGate's products are expensed as incurred, except for certain software development costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), HealthGate capitalizes costs, primarily internal labor, incurred during the application development stage of software developed for internal use. These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is completed and ready for its intended purpose.

        During the years ended December 31, 2002, 2003 and 2004, development costs of approximately $145,000, $147,000 and $85,000, respectively, were capitalized. These costs are amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is completed and ready for its intended purpose. For the years ended December 31, 2002, 2003 and 2004, amortization of software development costs was $665,000, $308,000 and $132,000, respectively.

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

  Long-Lived Assets other than Goodwill

        Long-lived assets other than goodwill consists of intangible assets, such as purchased content, acquired customer contracts and acquired technology and long-term deposits. Total long-lived assets other than goodwill were approximately $865,000 and $226,000 at December 31, 2003 and 2004 respectively. On January 1, 2002, HealthGate adopted SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of." SFAS 144 further refines the requirements of SFAS 121, requiring that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale.

  Goodwill

        Goodwill was recorded as part of the EBM Solutions transaction at the excess of the purchase consideration over the fair market value of net assets acquired. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, goodwill is not amortized, but rather is tested on at least an annual basis for impairment or when a qualifying event occurs that suggests such an impairment may have occurred.

        In 2004, the Company performed its annual goodwill impairment test. The Company determined that its business comprises a single reporting unit, as such its carrying value is determined from comparing the Company's fair value to its net assets, including goodwill as of December 31, 2004. If the carrying value of the Company's net assets exceeds the Company's fair value, then goodwill would have been impaired. In performing its analysis, the Company determined its fair value based on quoted market prices at December 31, 2004 and determined that as of that date the fair value of the Company exceeded the carrying value of its net assets and therefore no goodwill impairment was recognized as of December 31, 2004.

  Accrued Expenses

        Accrued expenses at December 31, 2003 and 2004 consist of the following:

	2003	2004
Accrued payroll and benefits	$396,982	$201,306
Accrued content liability	133,224	107,176
Accrued audit	236,000	175,000
Current portion of lease exit costs	589,338	256,074
Other accrued expenses	440,637	165,454

	$1,796,181	$905,010

  Accounting for Stock-Based Compensation

        HealthGate accounts for stock-based compensation awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations. HealthGate has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," ("SFAS 148") for disclosure purposes only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

        The following table illustrates the effect on net loss and net loss per share if HealthGate had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,
	2002	2003	2004
Net loss as reported	$(4,434,798)	$(1,390,494)	$(316,840)
Add: stock-based compensation expense recognized	9,465	—	—
Less: SFAS 123 Pro forma stock compensation	(284,665)	(55,216)	(54,321)

Pro forma net loss	(4,709,998)	(1,445,710)	(371,161)
Basic and diluted net loss per share attributable to common stockholders
As reported	$(0.74)	$(0.27)	$(0.06)
Pro forma	(0.78)	(0.28)	(0.07)

  Advertising Costs

        Advertising costs are charged to operations as incurred. Advertising costs were approximately $100,000, $4,000 and $400 in the years ended December 31, 2002, 2003 and 2004, respectively.

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

  Net Loss Per Share

        Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares exercise of stock options and warrants are anti-dilutive for all periods presented. As of December 31, 2002, 2003 and 2004, options to purchase 574,480 shares, 1,099,187 shares, and 1,015,110 shares, respectively, of the Company's stock were outstanding and warrants to purchase 463,266 shares, 363,333 shares, and 363,333 shares, respectively, of the Company's common stock were outstanding.

Supplemental Disclosure of Cash Flow Information

        HealthGate paid cash for interest of approximately $20,000, $1,000 and $400 for the years ended December 31, 2002, 2003 and 2004, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

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

        In the third quarter of 2004, HealthGate determined that some of the liabilities accrued as part of the EBM Solutions transaction did not represent valid claims. Accordingly, HealthGate adjusted the amount of remaining accrued liabilities resulting in a reduction in the amount of goodwill of approximately $48,000. Also during 2004, HealthGate's security deposit on its Burlington office space of approximately $319,000 was reclassified from other assets to prepaid expenses and other current assets.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Accounting for Stock-Based Compensation." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for interim and annual periods that begins after June 15, 2005. Accordingly, HealthGate will implement the revised standard in the third quarter of fiscal year 2005. The Company currently accounts for share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. HealthGate is evaluating its current compensation strategies as they relate to stock-based compensation. Management is assessing the implications of this revised standard, including any cumulative catch-up adjustments, which may materially impact results of operations in the third quarter of fiscal year 2005 and thereafter. See pro forma impact of these stock-based compensation awards on historical results of operations disclosed above.

        In December 2004, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions." This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS No. 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. HealthGate does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

3.    Fixed Assets

        Fixed assets consists of the following:

		December 31,
	Useful lives in years
		2003	2004
Computer equipment and software	3	$4,152,488	$2,784,660
Office equipment and fixtures	3-5	1,184,260	1,059,053
Software development costs	1	1,737,633	1,823,106
Computer equipment under capital lease	1-3	1,266,043	205,393

		8,340,424	5,872,212
Less—accumulated depreciation and amortization		(7,982,131)	(5,729,764)

		$358,293	$142,448

        Depreciation and amortization expense on fixed assets was $2,256,911, $1,323,042 and $301,318 in 2002, 2003 and 2004, respectively, of which $176,222, $0 and $0 in 2002, 2003 and 2004, respectively, related to amortization of assets held under capital leases. Accumulated amortization on assets under capital leases was $1,266,043, $1,266,043 and $205,393 at December 31, 2002, 2003, and 2004 respectively.

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

        HealthGate's results of operations for the year ended December 31, 2001 included a charge of $1,880,000 as a result of these activities. This charge represents an accrual of approximately $1,729,000 of expenses relating to HealthGate's continued liability under its lease, net of sublease income, and approximately $151,000 for the impairment of leasehold improvements on the space the Company vacated.

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

        During the quarter ended June 30, 2004, HealthGate reevaluated the assumptions underlying the accrual based on the subtenant's continued adherence to the sublease terms and timely payment of rent when due. As part of this evaluation, HealthGate obtained independent verification of the subtenant's assets and business performance. This analysis resulted in a reduction in HealthGate's estimate of lease exit costs of approximately $112,000 in the quarter ended June 30, 2004.

        The activity for the year ended December 31, 2004 relating to the lease exit cost accrual is as follows:

Liability at December 31, 2001	$1,728,912
Payments	(665,916)
Payments received from tenant	187,943

Liability at December 31, 2002	1,250,939
Additional lease exit costs accrued.	76,911
Payments	(608,332)
Payments received from tenant	169,638

Liability at December 31, 2003	889,156
Reduction in lease exit costs accrual	(112,427)
Payments	(600,455)
Payments received from tenant	79,800

Liability at December 31, 2004	256,074
Less: current portion	(256,074)

Other long-term liabilities	$—

        The charge and accrual included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances. It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5.    The Natural Pharmacist

        On February 12, 2002, HealthGate acquired from Random House, Inc. the assets of The Natural Pharmacist ("TNP"), a publisher of comprehensive evidence-based alternative and natural health content for consumers and healthcare professionals. The total purchase price of $393,000 consisted of $350,000 in cash and $43,000 in direct transactional costs. In accordance with the provisions of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), the purchase price was allocated to the assets acquired based on their value at the date of acquisition, with $48,000 of the purchase price being allocated to accounts receivable and $345,000 allocated to purchased content. This purchased content asset was being amortized on a straight-line basis over the estimated three-year life of the underlying asset

        On August 23, 2004, HealthGate entered into an Asset Purchase Agreement with EBSCO Publishing ("EBSCO") for the sale of TNP assets for $300,000 in cash. On the same date, EBSCO entered into a Reseller Agreement with HealthGate under which HealthGate can continue to license and distribute the TNP content for an initial term of three years. In addition, HealthGate entered into a Reseller Agreement with EBSCO for EBSCO to license and distribute HealthGate's consumer health library on an exclusive basis to academic and public libraries for an initial term of three years. Unless notice of intent not to renew is given by either party at least sixty (60) days before the end of the then current term, the terms of both Reseller Agreements will automatically be extended for successive one-year terms upon the same terms and conditions as the initial terms.

        These agreements with EBSCO were determined to represent a multi-element service arrangement under Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Under EITF 00-21, each element of these agreements can be divided into separate units of accounting and applicable revenue recognition criteria can be applied separately to each unit of accounting, provided that (1) the delivered service has value to EBSCO on a stand alone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered services. As HealthGate was not able to obtain objective and reliable evidence of the fair values for each of the elements within these agreements, the deliverables did not meet the related separation criteria under EITF 00-21 and must be accounted for as a combined unit of accounting. Consequently, the total value of the arrangement is being recognized as income ratably over the initial service period of three years. Additionally, as there is no objective and reliable evidence of fair values for the undelivered elements of the Reseller Agreements, the amount of license fees payable to EBSCO were classified as an offset to revenue recognized on fees receivable from EBSCO rather than as an operating expense in accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by A Vendor to a Customer" ("EITF 01-09"). HealthGate also recorded a deferred gain of approximately $227,000 representing the excess of cash received for the TNP assets, net of the remaining book value of the TNP content and certain direct transaction costs. This gain is being recognized as "Other income" in the consolidated statement of operations.

        HealthGate's results of operations for the year ended December 31, 2004 include approximately $27,000 of the gain, as well as approximately $53,000 of net revenue under the two reseller agreements. The unrecognized portion of the gain is included in HealthGate's consolidated balance sheet at December 31, 2004. The acquired TNP assets were reported in HealthGate's results of operations from February 12, 2002, the date of acquisition, through the date of sale to EBSCO on August 23, 2004. The pro forma effect of this acquisition in the year ended December 31, 2002 would not have been significant.

6.    EBM Solutions, Inc

        On October 27, 2003, HealthGate acquired substantially all the assets and certain liabilities of EBM Solutions, a Delaware corporation, pursuant to an Asset Purchase Agreement dated October 3, 2003.

        Total consideration given by HealthGate consisted of 752,048 shares of HealthGate's common stock valued $0.69 per share based on the average market price of HealthGate's common stock on the OTCBB for the three days preceding and the three days succeeding the announcement of the proposed transaction, for a total value of $519,000. HealthGate also issued a warrant to EBM Solutions to purchase an additional 333,333 shares of HealthGate common stock at a price of $1.20 per share. The fair value of this warrant was determined to be $74,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. In connection with the acquisition, certain investors in EBM Solutions also purchased 333,333 shares of unregistered stock of HealthGate on the date of the closing of this transaction at a price per share of $1.20. The purchase of unregistered stock was contingent upon the closing of the asset purchase. These shares were valued at $233,000, using the closing price of HealthGate's common stock on the OTCBB on the date on which the shares were purchased. A warrant to purchase 30,000 shares of HealthGate's common stock at a price of $1.20 per share was also issued to a member of the Academic Medical Center Consortium in connection with this transaction. The fair value of this warrant was determined to be $7,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 18 months, and an interest rate of 2.35%. HealthGate also incurred certain direct transaction costs in connection with this transaction of approximately $127,000. Based on these assumptions, total consideration given was calculated to be approximately $960,000.

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

        Purchased content, which consists of the medical guidelines developed by EBM Solutions, were valued at approximately $173,000 using the income approach. This valuation required HealthGate to estimate the future revenue stream from these guidelines, the direct expenses to obtain and support that revenue stream and the anticipated rate of attrition of that revenue. All future net cash flows were then discounted and tax affected to arrive at a valuation as of the closing date of the transaction. HealthGate estimated the useful life of the purchased content to be four years and was amortizing the cost based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the remaining estimated life of the product.

        In September 2004, HealthGate engaged a third party consultant to respond to challenges being faced by the Company's sales organization. This included developing an "optimal" solution selling approach to the Company's current products. In mid-November 2004, based on the results of the marketing study performed by the third party consultant, management refocused its strategy and concluded that while it would continue to sell the medical guidelines to anyone interested in purchasing them as a stand alone product, it was going to focus on selling it as a component of its Quality Improvement and Risk Management Solutions In November 2004, because of the presence of impairment indicators, the Company performed an impairment assessment of the long-lived assets acquired as part of the EBM Solutions acquisition.

        This change, in addition to lower than anticipated sales of the medical guidelines as a stand alone product served as an indicator for the Company to perform an assessment of whether the Company's purchased assets have been impaired. In performing its impairment test, management determined that both the purchased content and customer contracts comprise one asset group since the purchased content are used to support the customer contracts and could not have been acquired without the customer contracts. In addition, because this asset grouping is only part of the reporting unit, goodwill was not included in the impairment test but was separately tested for impairment using the guidance under SFAS 142.

        Management's estimates of future cash flows used to test the recoverability of the asset group were based on the existing service potential of the asset group in use. Those estimates include cash flows associated with future expenditures necessary to maintain the existing service potential of the asset group. Based on the assumptions, the sum of future undiscounted cash flows expected to result from the use of the asset group is significantly more than the carrying amount of the asset group based on a best estimate approach in developing estimates of future undiscounted cash flows. As such, management concluded that the asset group is not impaired as of December 31, 2004.

        Because of the presence of impairment indicators, management also performed an assessment of the reasonableness of its estimates of the useful lives of the asset group. In evaluating these long-lived assets, HealthGate determined that they should be treated as an asset grouping as defined in SFAS 144. The Company prepared an analysis of the anticipated future cash flows for the asset grouping and compared those undiscounted net cash flows to the carry value of the asset grouping. The result of this analysis was that an impairment had not occurred. However, estimates of future cash flows for medical guidelines developed by EBM Solutions as a stand alone product indicated that this asset would stop generating positive cash flows after 2005. Accordingly, based on the pattern of economic benefits, management determined that the useful life of this purchased content should be modified as of November 2004, which marks the date management made a strategic change as discussed above and that this purchased content should be amortized over their estimated remaining useful life through December 31, 2005. The additional amortization resulting from the change in accounting estimate of the useful life of this purchased content was approximately $11,000 for the year ended December 31, 2004.

        Customer contracts, which consist of the estimated fair value of EBM Solutions' customer relationships were valued at approximately $212,000 using the income approach. This valuation required HealthGate to estimate the future revenue stream from these customers, the direct expenses to fulfill the service obligations to those customers and anticipated rate of attrition for those customer contracts. All future net cash flows were then discounted and tax affected to arrive at a valuation as of the closing date of the transaction. HealthGate estimated the useful life of the customer contracts to be four years and is amortizing the cost based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the remaining estimated life of the product.

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

        During the year ended December 31, 2004, HealthGate evaluated the amount and nature of the remaining liabilities accrued as part of the EBM Solutions transaction, and determined that some of these accruals did not represent valid claims. Accordingly, HealthGate has adjusted the amount of remaining liabilities resulting in a reduction to the amount of goodwill of approximately $48,000.

        HealthGate's results of operations for the years ended December 31, 2004 and 2003, include the EBM Solutions acquisition subsequent to the acquisition date October 27, 2003.

        Due to a lack of reliable, historical documentation concerning EBM Solutions' financial operations prior to its acquisition by HealthGate, HealthGate is unable to provide pro forma information regarding results of operations for the years ended December 31, 2002 and 2003.

7.    Intangible Assets and Goodwill

        Intangible assets other than goodwill are recorded at their fair market value at the date of acquisition and amortized over their useful lives. Purchased content acquired in February 2002, as part of the acquisition of certain assets of TNP, were being amortized on a straight-lined basis over three years through August 2004 when they were sold to EBSCO.

        Purchased content and customer relationships acquired as part of the acquisition of certain assets and liabilities of EBM Solutions are being amortizing based on the greater of (a) the ratio that the current revenues for the related product bear to the total of current and anticipated future revenues for the product, or (b) the straight-line method over the remaining estimated life of the product. Technology assets acquired as part of the EBM Solutions transaction were amortized on a straight-line basis over three months. Goodwill was recorded as part of the EBM Solutions transaction at the excess of the purchase consideration over the fair market value of net assets acquired and was adjusted in

2004 as described in Note 6. Goodwill is not be amortized, but rather will be tested on at least an annual basis for impairment. All intangible assets are tested for impairment when a qualifying event occurs that suggests such an impairment may have occurred.

        Intangible assets as of December 31, 2003 and 2004 consist of the following:

	Gross Balance	Accumulated Amortization	Adjustments	Net Book Value
December 31, 2003
Purchased Content	$517,631	$(223,551)	$—	$294,080
Customer Contracts	211,815	(8,826)	—	$202,989
Technology	148,547	(99,031)	—	$49,516

Total Intangible Assets at December 31, 2003	877,993	(331,408)	—	546,585

Goodwill	$231,468	$—	—	$231,468

December 31, 2004
Purchased Content(a)	$172,931	$(61,760)	—	$111,171
Customer Contracts	211,815	(96,623)	—	115,192
Technology	148,547	(148,547)	—	—

Total Intangible Assets at December 31, 2004	533,293	(306,930)	—	226,363

Goodwill	$231,468	$—	$(47,957)	$183,511

(a)
TNP purchased content was sold during the year ended December 31, 2004 as described in Note 5.

        Amortization expense for the years ended December 31, 2002, 2003 and 2004 was approximately $102,000, $229,000 and $266,000, respectively.

8.    Stockholders' Equity

  Common Stock

        Each share of common stock entitles the holder to one vote on all matters submitted to a vote of HealthGate's stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Board of Directors, subject to any preferential dividend rights of the preferred stockholders.

        In May 2003, HealthGate acquired 1,153,667 of its shares of common stock from GE Capital Equity Investments, Inc. and National Broadcasting, Inc. This transaction is discussed further in Note 12 of Notes to Consolidated Financial Statements.

        In May 2003, HealthGate purchased 599,403 shares of its common stock from Computer Sciences Corporation ("CSC"). As consideration for these shares, the Company paid CSC $47,952 or $0.08 per share, the fair market value of the stock based on the closing price of HealthGate's stock on the OTCBB on the date of the transaction. These shares of stock were retired.

  Stock Option Plans

        In June 1994, HealthGate adopted the HealthGate Data Corp. 1994 Stock Option Plan (the "1994 Plan") which provided for the granting of both incentive stock options and nonqualified options to employees, directors and consultants. The 1994 Plan, as amended, allowed for a maximum of 1,493,333 options to purchase shares of common stock to be issued prior to June 2004. The exercise price of any incentive stock option granted under the 1994 Plan shall not be less than the fair market value of the stock on the date of grant, as determined in good faith by the Board of Directors, or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of HealthGate's stock. Options granted under the 1994 Plan are exercisable for a period of not longer than ten years from the date of grant, or five years in the case of optionees holding more than 10% of the combined voting power of all classes of HealthGate's stock.

        In March 2004, HealthGate adopted the HealthGate Data Corp. 2004 Stock Option and Stock Issuance Plan (the "2004 Plan") which provides for the granting of both incentive stock options and nonqualified options to employees, directors and consultants. The 2004 Plan also allows for the grant of shares of common stock. The 2004 Plan, as amended, allows for a maximum of 300,000 shares of stock and options to purchase shares of common stock to be issued prior to March 2014. The exercise price of any incentive stock option granted under the 2004 Plan shall not be less than the fair market value of the stock on the date of grant, as determined in good faith by the Board of Directors, or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of HealthGate's stock. Options granted under the 2004 Plan are exercisable for a period of not longer than ten years from the date of grant, or five years in the case of optionees holding more than 10% of the combined voting power of all classes of HealthGate's stock.

        HealthGate applies APB 25 and related interpretations in accounting for employee and director options granted under the 1994 Plan and under the 2004 Plan. During the year ended December 31, 1999, HealthGate granted stock options to purchase 127,602 shares of its common stock with exercise prices ranging from $2.64 to $28.47 per share. HealthGate recorded compensation expense and deferred compensation relating to these options totaling approximately $693,000 and $2,307,000, respectively, representing the differences between the estimated fair market value of the common stock on the date of grant and the exercise price. Compensation related to options which vested over three years was recorded as a component of stockholders' equity and was amortized over the vesting periods of the related options. Of the total deferred compensation amount, $9,000, $0, and $0 was amortized in 2002, 2003 and 2004, respectively, which was recorded as stock based compensation expense. There is no deferred compensation as of December 31, 2003 and 2004.

        Had compensation cost attributable to the 1994 Plan and other options been determined based on the fair value of the options at the grant date, consistent with the provisions of SFAS 123, as amended by SFAS 148, HealthGate's net loss and net loss per share would have been increased as disclosed in Note 2. Under SFAS 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made during the following periods:

	Year ended December 31,
	2002	2003	2004
Expected option term (years)	4	4	4
Risk-free interest rate	2.0%	2.0%	3.3%
Expected volatility	100.0%	100.0%	134.0%
Dividend yield	0.0%	0.0%	0.0%

        A summary of the status of HealthGate's options as of December 31, 2002, 2003 and 2004 and changes during the periods then ended are presented below:

	2002		2003		2004
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of period	296,155	$3.16	574,480	$0.92	1,099,187	$0.50
Granted	420,141	0.25	834,144	0.20	111,357	0.73
Exercised	—	—	(35,197)	0.13	(112,581)	0.06
Canceled	(141,816)	3.64	(274,240)	0.49	(82,853)	1.90

Outstanding at end of period	574,480	$0.92	1,099,187	$0.50	1,015,110	$0.46

Options available for grant at end of period	762,551		202,647		300,000

Options granted at fair value:
Weighted average fair value of options granted during year		$0.14		$0.20		$0.65

        The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding
				Options Exercisable
		Weighted- average remaining contractual life
	Number Outstanding		Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
Range of exercise price
$0.055	413,839	3.08	$0.055	212,371	$0.055
$0.06	10,000	3.22	$0.06	5,816	$0.06
$0.25	288,321	2.52	$0.25	288,321	$0.25
$0.50-$0.65	23,800	5.35	$0.59	15,017	$0.57
$0.70	106,740	5.81	$0.70	54,327	$0.70
$0.80-$1.50	140,210	3.90	$1.24	99,960	$1.42
$2.44	5,340	0.86	$2.44	5,340	$2.44
$2.81	10,000	0.81	$2.81	10,000	$2.81
$4.13	16,694	0.64	$4.13	16,694	$4.13
$7.31	166	0.47	$7.31	166	$7.31

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

  Issuance of Warrants and Impairment Charge

        In November 1999, HealthGate entered a marketing and reseller agreement with Columbia Information Systems, now known as HCA-Information Technology & Services ("HCA-Information"). In connection with this agreement, HealthGate issued a warrant to CIS Holdings, Inc., for the purchase of up to 647,012 shares of HealthGate's common stock. CIS Holdings, Inc. is an indirect, wholly owned subsidiary HCA, Inc., formerly known as Columbia/HCA Healthcare Corporation and an affiliate of HCA-Information. The warrant had a term of three years, an exercise price of $33.00, and became exercisable on the consummation of HealthGate's initial public offering on January 31, 2000. At the time of issuance the fair value of this warrant was determined to be approximately $13,500,000 using the Black-Scholes option pricing model, based on the following assumptions: 100% volatility, a term of 3 years and an interest rate of 6.6%. The value of this warrant was recorded as marketing and distribution rights, and was amortized on a straight-line basis over the three year contractual term of the related marketing and reseller agreement.

        In 2000, as a result of events at the Company and in its industry, HealthGate undertook an evaluation of its intangible assets for potential impairment under Statement of Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Based on this review, the Company determined that a write-down to the carrying value of its marketing and distribution rights asset was appropriate. This conclusion was based on the Company's continued operating losses and workforce reduction, and a modification of its business model to expand focus beyond the hospital market. The Company used a discounted cash flow model, applying a discount rate to projected net cash flow relating to this marketing and distribution rights agreement through its remaining term and arrived at an estimated fair value of $1,315,000. The Company's results of operations for the year ended December 31, 2000 include an impairment charge of $6,935,000 relating to this asset. During 2001, HealthGate evaluated the remaining asset amount of $598,000 and determined that there was no further impairment. These impairment assessments required certain significant estimates, including estimated future cash flows associated with this agreement. This warrant was fully amortized during the year ended December 31, 2002.

        Upon adoption of EITF 01-09 on January 1, 2002, HealthGate reviewed its agreements to determine whether the Company's accounting would be impacted. HealthGate determined that it could not reasonably estimate the fair value of the services received from HCA-Information and that, accordingly, the warrant granted to CIS Holdings, Inc. did not meet the criteria in EITF 01-09 for classification as an expense. As a result, HealthGate reclassified $598,000, $0 and $0 of amortization of marketing and distribution rights relating to the warrant issued to CIS Holdings, Inc. from expense to a reduction in revenue for the years ended December 31, 2002, 2003 and 2004, respectively.

9.    Income Taxes

        Deferred tax assets are comprised of the following:

	December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$22,583,172	$23,017,972
Stock based compensation	308,126	301,676
Investment impairment	1,435,705	1,397,707
Deferred revenue	11,716	—
Other	2,024,211	1,569,352

Total deferred tax assets	26,362,930	26,286,707
Deferred tax asset valuation allowance	(26,362,930)	(26,286,707)

	$—	$—

        Realization of total deferred tax assets is dependent upon the generation of future taxable income. HealthGate has provided a valuation allowance for the full amount of its deferred tax assets, since realization of these future benefits is not sufficiently assured.

        At December 31, 2004, HealthGate has Federal net operating loss carryforwards and research and development tax credit carryforwards of approximately $60,163,000 and $439,000, respectively, available for federal and foreign purposes to reduce future taxable income and future tax liabilities. If not utilized, these carryforwards will expire at various dates ranging from 2011 to 2024. In addition, for state tax purposes, the net operating loss carryforwards and research and development tax credit carryforwards are approximately $41,728,000 and $332,000, respectively. If not utilized, these state carryforwards will expire in various dates beginning in 2005. Under the provisions of the Internal Revenue Code, certain substantial changes in HealthGate's ownership may have limited, or may limit in the future, the amount of net operating loss and research and development tax credit carryforwards which could be used annually to offset future taxable income and income tax liability. The amount of any annual limitation is determined based upon HealthGate's value prior to an ownership change.

        Approximately $302,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercise of non-qualified stock option and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

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

        From time to time HealthGate becomes the subject to legal proceedings and claims arising in connection with its business. HealthGate does not believe that there were any asserted claims at December 31, 2004 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

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

        HealthGate leases all facilities under operating lease agreements and has leased certain equipment under non-cancelable capital lease agreements. Total rent expense under non-cancelable operating leases was approximately $410,000, $338,000 and $391,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

        The future minimum commitments under all noncancelable leases and under agreements to license content from various unrelated third parties at December 31, 2004, were as follows:

	Operating Leases	Licensed Content	Consulting Agreements	Employee Agreement
2005	$583,000	$517,000	$85,000	$105,000
2006	55,000	63,000	—	—
2007	—	—	—	—
Thereafter	—	—	—	—

Total future payments	$638,000	$580,000	$85,000	$105,000

11.    401(k) Plans

        During 1996, HealthGate established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. In 1999, HealthGate established a new defined contribution savings plan under Section 401(k) of the Internal Revenue Code and terminated the 1996 plan. Both plans cover substantially all employees who meet minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plans may be made at the discretion of the Board of Directors. There were no contributions made under either plan by HealthGate during the years ended December 31, 2002, 2003 or 2004. HealthGate's 401(k) plans do not invest in the Company's stock.

12.    Other Related Party Transactions

        Through the Company's activePress service, HealthGate was the exclusive developer on the Web of a collection of approximately 320 full text journals for Blackwell Science. The Company's agreement with Blackwell Science, as amended, terminated in January 2002. HealthGate's results of operations for the years ended December 31, 2002, 2003 and 2004 include $138,000, $0 and $0, respectively, of revenue relating to this agreement. Blackwell Science is a principal stockholder of HealthGate. HealthGate believes that this agreement was an arms length agreement with terms no more or less favorable than agreements made with independent third parties.

        In June 1999, HealthGate entered into a development and distribution agreement with GE Medical Systems ("GEMS"). The agreement, as amended, expired in June 2003. Under the terms of this agreement, GEMS could sell HealthGate's standard CHOICE product and GEMS' branded enhanced versions of HealthGate's CHOICE product through its worldwide sales force into its worldwide customer base of hospitals and other patient care facilities. In February 2003, HealthGate entered into a settlement agreement that established commissions due under this development and distribution agreement relating to fiscal years 1999 through 2002. The settlement amount was approximately $818,000 less than HealthGate had previously accrued. This amount was recorded as other income in the quarter ended March 31, 2003. No revenue was recognized from GEMS in the years ended December 31, 2002, 2003 and 2004.

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

        In connection with the acquisition of EBM Solutions, HealthGate acquired the relationship with certain members of EBM Solutions' Consortium. Under HealthGate, the Academic Medical Center Consortium is comprised of Vanderbilt University Medical Center, Duke University Medical Center, Emory University Medical School and Oregon Health Sciences University. The Academic Medical Center Consortium assists with the ongoing development and routine updates of evidence-based guidelines for physicians and patients. Each academic medical center has appointed an experienced physician to represent their institution on HealthGate's Clinical Advisory Committee. This committee, along with the Company's Medical Director and consultants, participates in the entire consumer education and clinical guideline development processes and medical review. The Academic Medical Center Consortium may supplement its medical review with outside specialists for review of certain procedure-based articles and fact sheets. As compensation for their participation in this Consortium, each member university is paid a quarterly cash fee, receives access to certain consumer content for free and earns a royalty of 1%-2% of all qualifying revenues on sales of guideline products. In addition, one participating institution received a warrant to purchase 30,000 shares of HealthGate common stock at a price of $1.20 per share. For the year ended December 31, 2004, total expense related to the Academic Medical Center Consortium was $92,000 of which $66,000 was classified as a reduction to revenue versus an expense in accordance with EITF 01-09. For the year ended December 31, 2003, total expense related to the Academic Medical Center Consortium was $15,000 of which $14,000 was classified as a reduction to revenue versus an expense in accordance with EITF 01-09. For the years ended December 31, 2004 and 2003, net related party revenue was $13,300 and $2,500, respectively from Vanderbilt University Medical Center, who is a member of HealthGate's Academic Medical Center Consortium.

13.    Geographic and Segment Information

        HealthGate operates in one segment, which is providing healthcare content and tools to institutions and their constituents through the Internet. HealthGate's revenue from external customers was derived from the following:

	Year ended December 31,
	2002	2003	2004
United States	$6,054,354	$6,059,772	$5,931,449
United Kingdom	138,421	—	—

	$6,192,775	$6,059,772	$5,931,449

        All of HealthGate's long-lived assets were located in the United States for all periods presented.

14.    Unaudited Quarterly Information

        HealthGate's unaudited quarterly results of operations for the years ended December 31, 2003 and 2004, in thousands, were as follows:

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue	$1,387	$1,539	$1,595	$1,539
Total costs and expenses	2,454	2,198	1,896	2,007
Total other income	863	109	10	123
Net loss	(204)	(550)	(291)	(345)
Basic and diluted net loss per share	$(0.03)	$(0.11)	$(0.07)	$(0.07)
Shares used in computing basic and diluted net loss per share	6,015	5,060	4,262	5,022
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenue	$1,512	$1,571	$1,474	$1,374
Total costs and expenses	1,705	1,514	1,601	$1,606
Total other income	32	104	17	25
Net income (loss)	(161)	161	(109)	(208)
Basic and diluted net income (loss) per share	$(0.03)	$0.03	$(0.02)	$(0.04)
Shares used in computing basic and diluted net income (loss) per share	5,417	5,476	5,489	5,495

15.    Subsequent Events

        On January 18, 2005, HealthGate and EBSCO Publishing, Inc. ("EBSCO") entered into an Asset Purchase Agreement under which EBSCO is scheduled to acquire the assets of HealthGate's Patient Content Repository business for $8.1 million in cash at closing, plus the assumption of certain liabilities of the business. This transaction is subject to customary closing conditions, including HealthGate obtaining renewal agreements with certain existing customers and approval by HealthGate's shareholders. The Patient Content Repository products and services represented 100% of HealthGate's revenue in 2002, approximately 99% of revenue in 2003 and approximately 92% of revenue in 2004.