Form 10-K/A
period 2004-12-31
HEALTHGATE DATA CORP
filed 2005-04-29
CIK 1081630

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 2004 on Form 10-K as set forth in the pages attached hereto:

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

HealthGate Data Corp.

Date: April 29, 2005
By: /s/ William S. Reece
William S. Reece
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)
Date: April 29, 2005
By: /s/ Julie Furrier
Julie Furrier
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding HealthGate’s directors and executive officers as of March 31, 2004.

Name	Age	Position
William S. Reece	39	Chairman of the Board of Directors, President and Chief Executive Officer
Julie Furrier	37	Chief Financial Officer, Treasurer and Secretary
Paul L. Harman	48	Vice President, Business Development
Jonathan J.G. Conibear (2)	53	Director
Edson D. de Castro (1)	66	Director
David Friend (1)(3)	56	Director
Harry R. Jacobson, M.D (2)(3)	57	Director
William G. Nelson, Ph.D. (1)(3)	70	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the 2004 Nominating Committee

William S. Reece is a founder of HealthGate and has served as a member of HealthGate’s board of directors and as President and Chief Executive Officer since the Company’s inception in 1994. Mr. Reece has served as the Chairman of the Board of Directors since December 1994. From 1988 to 1994, Mr. Reece served in several positions, including Vice President, Sales and Marketing, Manager of U.S. Sales and Marketing Representative at PaperChase, a medical literature retrieval software company owned by Beth Israel Hospital in Boston.

Julie Furrier was appointed as HealthGate’s Chief Financial Officer, Secretary and Treasurer on February 7, 2005.  Ms. Furrier joined HealthGate in November 2000 and served as HealthGate’s Chief Accounting Officer since 2001.  Prior to joining HealthGate, from 1993 to 2000, Ms. Furrier was employed in several positions for Town & Country Corporation and subsidiaries, including as Chief Financial Officer, Treasurer and Secretary of Town & Country Fine Jewelry Group, Inc. from 1999 to 2000.  From 1991 to 1992, Ms. Furrier was employed by The Boston Company Advisors, Inc. as a financial reporting accountant and from 1989 to 1991 she was employed by Edelstein & Company LLP as an auditor.  Ms. Furrier has been a licensed Certified Public Accountant since 1993.

Paul L. Harman joined HealthGate in 1997 and has held several titles and positions, including Managing Director, HealthGate Europe Ltd. (1997 to 1999), Vice President, activePress (1999 to 2000), Vice President, Information Technology and Software Development  (2000 to 2003), and Vice President, Business Development (beginning in January 2004).  Prior to joining HealthGate, Mr. Harman had six years experience in the medical publishing industry, including serving as Managing Director for Compact Information Ltd (UK)  (owned by Blackwell Science Ltd.) from 1994 to 1997 and as International Sales Director for Adonis BV (Netherlands) from 1991 to 1994.  Prior to that Mr. Harman worked for Sony Corporation as a Corporate Planning Manager in Sony’s European Headquarters (from 1990 to 1991) and for The Harper Group (from 1979 to 1990) developing on-line software for the international freight forwarding and logistics industry.

Jonathan J. G. Conibear  has served as a member of our Board of Directors since December 1996.  In October 2001, Mr. Conibear became a managing director of Taylor and Francis, a United Kingdom academic research publisher.  From 1986 to September 2001, Mr. Conibear served as Executive Director of Blackwell Science, Ltd., the largest publisher of medical societies’ journals and one of the world’s largest medical publishers, with headquarters in Oxford, U.K.  From 1985 to 1997, Mr. Conibear had other responsibilities with Blackwell Science, including President, Blackwell Science Inc., Blackwell’s U.S. subsidiary, Chair, Blackwell’s Asian subsidiary, and Sales Director. From 1974 to 1985, Mr. Conibear served in various positions with Oxford University Press. Since May 2004 Mr. Conibear has been a director of T&FInforma, a quoted U.K. publisher of specialist academic and professional information.

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

David Friend has served as a member of our Board of Directors since April 1995.  He has been a Partner with the venture capital firm Orchid Partners since 2002.   From 1999 to 2002, Mr. Friend was president and CEO of Sonexis, Inc., a telecommunications hardware company where he is currently the Chairman of the Board.  From 1995 through December 1999, Mr. Friend served as Chairman of the Board of Directors of FaxNet Corp., a provider of messaging services to the telecommunications industry. During 1994 and 1995, Mr. Friend served as a lecturer at Massachusetts Institute of Technology. From 1983 to 1994, Mr. Friend served as Chairman of the Board of Directors of Pilot Software, an international software firm. Mr. Friend has also been a director of GEAC Computer Corporation, Limited since 2001.

Harry Jacobson, M. D. became a director in October 2003.  Dr. Jacobson is Vice Chancellor for Health Affairs and Professor of Medicine at Vanderbilt University Medical Center.  In 1985, Dr. Jacobson joined the Vanderbilt faculty as Professor of Medicine and Director of the Division of Nephrology.  From 1978 to 1985, Dr. Jacobson was on the faculty of the University of Texas Southwestern Medical Center at Dallas. From 1976 to 1978, he served as Chief of the Renal Section of the U.S. Army Surgical Research Center at Brooke Army Medical Center.  Dr. Jacobson is a member of numerous professional organizations, including the Institute of Medicine of the National Academy of Sciences, the American Society of Nephrology, the International Society of Nephrology, the American Society of Clinical Investigation, and the Association of American Physicians. He is a founder of Renal Care Group and is a member of its Board of Directors. Dr. Jacobson is a member of the Board of Directors of Kinetic Concepts, Inc., a global medical technology company, and Ingram Industries, Inc., a wholesale book distributor, and has also served as Chairman of EBM Solutions, Inc. since 1999.

William G. Nelson, Ph.D.  has served as a member of our Board of Directors since October 2000.  Since 1990, Dr. Nelson has been the Chairman of the Board of Directors of HarrisData Corp., a computer software company.  Since 1999, Dr. Nelson has also been the Chairman of the Board of Directors of Repository Technologies Inc., a computer software company.  Dr. Nelson has been a director of GEAC Computer Corporation, Limited since 1988, additionally from June 1996 through October 2000, Dr. Nelson served as the Chairman of the Board of Directors of GEAC, and from September 1996 until April 1999, he also served as its Chief Executive Officer and President.  Since 1986, Dr. Nelson has also served as a director of Manugistics Group, Inc., a provider of intelligent supply chain optimization solutions for enterprises and evolving eBusiness trading networks. Since 2002, Dr. Nelson has served as a director of Catalyst International Inc., a supplier of supply chain management software.   Dr. Nelson is a Partner with Orchid Partners, a venture capital firm.  From December 1991 to December 1994, Dr. Nelson was President and Chief Executive Officer of Pilot Software, Inc.

Executive officers of HealthGate are elected by the board of directors on an annual basis and serve at the pleasure of the board of directors.  There are no family relationships among any of the Company’s executive officers or directors.

The Company’s board of directors is divided into three classes, each of whose members serve for staggered three-year terms.  One class of directors will be elected each year at the annual meeting of stockholders for a term of three years.  Mr. de Castro, Mr. Reece and Dr. Jacobson presently serve as Class III Directors whose term expires at the annual meeting of stockholders in 2005; Mr. Friend and Dr. Nelson presently serve as Class I Directors whose term expires at the annual meeting of stockholders in 2006; and Mr. Conibear and Dr. Jacobson presently serve as Class II Directors whose term expires at the annual meeting of stockholders in 2007.  All directors will hold office until their successors have been duly elected and qualified.

Audit Committee Financial Expert

The Board of Directors of HealthGate has determined that Mr. de Castro, Chairman of the Audit Committee, is an “audit committee financial expert,” as defined in the rules of the SEC, and is “independent” as defined in Rule 4200 (a)(15) of NASD’s listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5 furnished to HealthGate pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) during and with respect to its most recent fiscal year, as well as written representations furnished to HealthGate by reporting persons, all persons subject to Section 16 of the Exchange Act with respect to HealthGate have filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

In December 2003, the Board of Directors of HealthGate adopted a Code of Conduct and Ethics which is applicable to all employees, including the chief executive officer, chief financial officer, principal accounting officer and controller.  HealthGate’s Code of Conduct and Ethics is posted on the Company’s website at www.healthgate.com.  HealthGate intends to describe any amendments to its Code of Conduct and Ethics any waivers granted to HealthGate’s chief executive officer, chief financial officer, principal accounting officer and controller under the Code of Conduct and Ethics on the Company’s website at www.healthgate.com.

ITEM 11.               EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid to or earned by HealthGate’s Chief Executive Officer, Chief Financial Officer and Vice President — Business Development, the most highly compensated executive officers of HealthGate at December 31, 2004 (the “Named Executive Officers”) whose total salary and bonus exceeded $100,000 for services rendered to HealthGate in all capacities during the year ended December 31, 2004.

	ANNUAL COMPENSATION				LONG-TERM COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)		SECURITIES UNDERLYING OPTIONS (#)		ALL OTHER COMPENSATION ($)(1)

William S. Reece	2004	210,000			—		173
President and Chief Executive Officer	2003	213,750			150,000		178
	2002	240,000			99,150	(2)	205

Veronica Zsolcsak (3)	2004	202,500			—		422
Chief Financial Officer, Treasurer and Secretary	2003	205,313			120,000		430
	2002	225,000			54,999	(2)	483

Paul Harman (4)	2004	165,000	17,090	(5)			207
Vice President - Business Development

(1)	Represents payments made by the Company in the respective years for term life insurance premiums on behalf of the Named Executive Officers.
(2)

Options granted pursuant to Option Exchange Offer. On November 27, 2001, HealthGate commenced an offer to exchange certain options to purchase shares of its common stock upon the terms and subject to the conditions described in the Offer to Exchange dated November 27, 2001, as amended (the “Option Exchange Offer”). Under the Option Exchange Offer, employees, including executive officers, were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. Pursuant to the Option Exchange Offer, on December 28, 2001, Mr. Reece elected to cancel options for the purchase of 99,150 shares and Ms. Zsolcsak elected to cancel options for the purchase of 54,999 shares. In accordance with the terms of the Option Exchange Offer, HealthGate granted new options to purchase common stock in exchange for such tendered options on July 8, 2002. The exercise price of the new options was $0.25 per share (equal to the fair value of HealthGate’s common stock as quoted on the Over-the-Counter Bulletin Board on the date of grant).

(3)	Ms. Zsolcsak resigned as Chief Financial Officer, Treasurer and Secretary on February 7, 2005.
(4)	Mr. Harman was appointed as Vice Preseident of Business Development in January, 2004.
(5)	Represents commissions and bonuses earned in 2004.

Option Grants in Year Ended December 31, 2004

No individual grants of stock options were made to any of the Named Executive Officers during the fiscal year ending December 31, 2004.

Aggregated Option Exercises In 2004 And 2004 Year-End Option Values

The following table sets forth certain information with respect to the number and value of option exercises in 2004 and unexercised options held by the Named Executive Officers on December 31, 2004.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercsed In-the-Money Options at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
William S. Reece	75,000	36,625	194,983	62,500	52,680	40,313
Veronica Zsolcsak	—	—	124,999	50,000	69,900	32,250
Paul Harman	—	—	113,333	41,667	62,375	26,875

(1)

The value of unexercised in-the-money options represents the difference between $0.70 (the closing price of HealthGate’s common stock as quoted on the Over-the-Counter Bulletin Board on December 31, 2004, the last day of HealthGate’s fiscal year), and the exercise price of the stock options, multiplied by the number of shares subject to the stock options.

Compensation of Directors

Directors of HealthGate who are also our employees did not receive additional compensation for serving as Directors.

In 2004 each of HealthGate’s non-employee Directors received $2,700 per quarterly Board of Directors’ meeting attended, $450 per Committee meeting attended, and $450 per monthly Board of Directors’ conference call attended.  Directors are also reimbursed, upon request, for expenses incurred in attending each Board of Directors’ meeting.

Additionally, as compensation for their services each of HealthGate’s non-employee Directors is granted stock options under the Company’s Stock Option Plan. The number of options issued to non-employee Directors for their services is 11,666 per year (or 35,000 for the three-year period).  These options have an exercise price equal to the Company’s share price on the date of grant, vest quarterly in twelve equal installments based on continuing service as a director through each applicable quarter and have a five year term for options granted prior to 2004 and a ten year term for options granted in or after January 2004.

Employment Contracts, Termination of Employment, and Change-In-Control Arrangements

Under an employment agreement dated October 1, 1995, HealthGate agreed to employ Mr. Reece as Chairman of the Board, President and Chief Executive Officer of HealthGate for a period of three years beginning on October 1, 1995, to be automatically renewed on an annual basis, unless either party does not wish to extend the employment agreement, in which case the agreement will terminate three years from the applicable renewal date. Under the agreement, Mr. Reece’s minimum base salary is subject to annual review by the Board of Directors. Mr. Reece is also eligible to participate in any bonus programs HealthGate adopts. Mr. Reece’s 2004 annual base salary was $210,000.  Mr. Reece did not receive any bonuses under HealthGate’s 2004 Executive Bonus Plan.

HealthGate may terminate Mr. Reece’s employment for malfeasance, nonfeasance or breach of the employment agreement, as determined by 75% of the Board of Directors. If HealthGate terminates Mr. Reece’s employment for malfeasance, nonfeasance or breach of the employment agreement, Mr. Reece will be entitled to receive a lump sum severance payment equal to 12 months’ compensation at his then current base salary, the amount of any bonus paid to him in the previous contract year, and any accrued bonus through the date of termination, plus any benefits to which he is entitled for 12 months following the date of termination. HealthGate may also terminate Mr. Reece’s employment if Mr. Reece is convicted of a felony involving HealthGate. If HealthGate terminates Mr. Reece’s employment for conviction of a felony involving HealthGate, Mr. Reece will not be entitled to any further compensation under the employment agreement, except as may be required by applicable law.

In addition, Mr. Reece may elect to terminate the employment agreement for good reason or following a change in control of HealthGate. In the event Mr. Reece makes such an election for good reason or as a result of a change in control, he will be entitled to a lump sum severance payment equal to 12 months’ compensation at his then current base salary, any accrued bonus through the date of election, plus any benefits to which he is entitled for 12 months following the date of election.

HealthGate has agreed that if it terminates the employment of certain employees, including Julie Furrier, Chief Financial Officer, and Paul Harman, Vice President, Business Development, without cause, the employee shall be entitled to severance payments comprising the employee’s then current base salary and then current health care coverage for six months from the date of termination.

On February 7, 2005 Veronica Zsolcsak resigned as Chief Financial Officer, Treasurer and Secretary of HealthGate.  Ms. Zsolcsak has agreed to be a part time employee of HealthGate through August 5, 2005, with a significantly reduced time commitment to HealthGate.  HealthGate has agreed to continue to pay Ms. Zsolcsak at her salary of $208,575 during this six month transition period.

Compensation Committee Interlocks and Insider Participation

None of HealthGate’s executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company’s Board of Directors or Compensation Committee. HealthGate’s Compensation Committee currently consists of Mr. Conibear and Dr. Jacobson, neither of whom has ever been an officer or employee of HealthGate.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of HealthGate’s Common Stock as of March 1, 2005 by: (a) each person who the Company knows owns beneficially more than 5% of the Company’s Common Stock; (b) each of the Company’s Directors; (c) each of the Named Executive Officers; and (d) all of the Company’s Directors, nominees and executive officers as a group. Unless otherwise indicated, the mailing address for each person and business entity listed below is c/o HealthGate Data Corp., 25 Corporate Drive, Suite 310, Burlington, MA 01803.

Beneficial Owner	Shares Beneficially Owned	Percent Beneficially Owned(1)

EBM Solutions(2)	1,085,381	18.4%
William S. Reece(3)	831,535	14.4%
Blackwell Science Ltd.(4)	673,990	12.1%
Oxney Mead, Oxford
OX2 OEL, United Kingdom
Barry M. Manuel, M.D.(5)	395,993	7.1%
65 Wellesley Road
Belmont, MA 02478
Harry Jacobson(6)	246,955	4.4%
David Friend(7)	231,286	4.1%
William G. Nelson, Ph.D.(8)	168,773	3.0%
Veronica Zsolcsak(9)	144,999	2.5%
Paul Harman(10)	134,883	2.4%
Edson D. de Castro(11)	79,315	1.4%
Jonathan J.G. Conibear(12)	30,833	*

Executive Officers and directors as a group (8 persons)(13)	1,868,529	30.1%

*   Less than one percent of outstanding shares.

(1)

Percentage ownership is based on 5,563,373 shares outstanding as of March 1, 2005. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of March 1, 2005 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)

Includes 333,333 shares of common stock issuable pursuant to a warrant granted to EBM Solutions, Inc. in connection with HealthGate’s acquisition of certain assets and liabilities of EBM Solutions, Inc. in October 2003.

(3)	Includes 219,983 shares of Common Stock issuable to Mr. Reece upon the exercise of stock options.
(4)	Includes 88,759 shares owned by Blackwell Wissenschafts-Verlag GmbH, a wholly owned subsidiary of Blackwell Science.
(5)

Includes 395,933 shares owned by Dr. Manuel, 105,760 shares held in trusts for which Dr. Manuel serves as trustee for the benefit of his children and grandchildren. Dr. Manuel disclaims beneficial ownership of the 105,760 shares held in trust for the benefit of his children and grandchildren.

(6)

Includes 4,000 shares held indirectly as the custodian for his children and grandchildren. Dr. Jacobson disclaims beneficial ownership of such shares. Also includes 115,700 shares owned by EBM Solutions, Inc. which are expected to be distributed to Dr. Jacobson upon EBM Solutions, Inc.’s anticipated liquidation and 51,282 shares of common stock issuable pursuant to a warrant granted to EBM Solutions, Inc. Such warrant shares are expected to be distributed to Dr. Jacobson upon EBM Solutions, Inc.’s anticipated liquidation. Dr. Jacobson disclaims beneficial ownership of these shares. Also includes 20,417 shares of Common Stock issuable to Dr. Jacobson upon exercise of stock options

(7)	Includes 35,844 shares of Common Stock issuable to Mr. Friend upon exercise of stock options.
(8)	Includes 19,998 shares of Common Stock issuable to Dr. Nelson upon exercise of stock options.
(9)	Includes 144,999 shares of Common Stock issuable to Ms. Zsolcsak upon exercise of stock options.
(10)	Includes 61,393 shares of Common Stock issuable to Mr. Harman upon exercise of stock options.
(11)	Includes 35,844 shares of Common Stock issuable to Mr. de Castro upon exercise of stock options.
(12)	Includes 30,833 shares of Common Stock issuable to Mr. Conibear upon exercise of stock options.
(13)	Includes 437,687 shares of Common Stock issuable upon exercise of stock options, and 51,282 shares of common stock issuable upon exercise of stock warrants.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth invoiced and estimated fees incurred by HealthGate from its principal accountant for the years ended December 31 2004 and 2003.

	2004	2003
Audit fees	$208,957	$223,695
Audit-related fees(1)	—	39,050
Tax fees	—	—
All other fees	—	—
Total	$208,957	$262,745

(1)	This category consists of fees related to the acquisition of substantially all of the assets and certain liabilities of EBM Solutions, Inc. including an attempted audit in 2003.

In April 2003, HealthGate’s Audit Committee adopted Pre-Approval Policies and Procedures for Audit and Non-Audit Services.  Pursuant to these policies and procedures, the Audit Committee is to annually review and pre-approve the independent audit firm’s year-end audit and new fiscal year quarterly reviews as well as other known or anticipated audit or non-audit services.  During the course of the year, the Audit Committee (or the Chairman of the Audit Committee, provided he or she reports such approval at the next Audit Committee meeting) may pre-approve additional non-audit services that have not been pre-approved at the initial review.