Form 10-Q
period 2005-03-31
HEALTHGATE DATA CORP
filed 2005-05-13
CIK 1081630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0-28701

HealthGate Data Corp.

(Exact name of Small Business Issuer as specified in its charter)

Delaware	04-3220927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Corporate Drive, Suite 310, Burlington, Massachusetts 01803
(Address of principal executive offices)

Issuer’s telephone number, including area code: (781) 685-4000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock as of May 3, 2005  was 5,583,660.

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☒

HealthGate Data Corp.

FORM 10-QSB

For the Quarter Ended March 31, 2005

PART I.                                                    FINANCIAL INFORMATION

Item 1.                                                             Financial Statements

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,540,446	$1,908,427
Accounts receivable, net of allowance for doubtful accounts of $1,199 and $2,900 at March 31, 2005 and December 31, 2004, respectively	708,865	258,347
Prepaid expenses and other current assets	586,172	505,229
Total current assets	2,835,483	2,672,003
Fixed assets, net	102,539	142,448
Intangible assets, net	176,620	226,363
Goodwill	183,511	183,511
Total assets	$3,298,153	$3,224,325

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$517,566	$201,854
Accrued expenses	909,155	905,010
Deferred revenue	2,158,659	1,678,344
Current portion of deferred rent liability	12,795	25,590
Current portion of deferred gain	75,588	75,588
Total current liabilities	3,673,763	2,886,386
Other long-term liabilities	105,513	124,410
Total liabilities	3,779,276	3,010,796

Commitments and contingencies (Notes 4 and 6)	—	—

Stockholders’ equity (deficit):
Common stock, $.03 par value; Authorized: 100,000,000 shares Issued and outstanding: 5,583,660 and 5,494,766 shares at March 31, 2005 and December 31, 2004, respectively	167,509	164,842
Additional paid in capital	99,928,363	99,921,807
Accumulated deficit	(100,576,995)	(99,873,120)
Total stockholders’ equity (deficit)	(481,123)	213,529
Total liabilities and stockholders’ equity (deficit)	$3,298,153	$3,224,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenue, including revenue from related parties of of $3,000 and $3,750 for the three months ended March 31, 2005 and 2004, respectively.	$1,210,327	$1,511,661

Costs and expenses:
Cost of revenue	356,318	412,814
Research and development	642,097	378,582
Sales and marketing	320,836	297,850
General and administrative	592,231	615,400
Lease exit costs	32,162	—
Total costs and expenses	1,943,644	1,704,646

Loss from operations	(733,317)	(192,985)

Interest and other income, net	29,442	31,727
Net loss	$(703,875)	$(161,258)

Basic and diluted net loss per share	$(0.13)	$(0.03)

Shares used in computing basic and diluted net loss per share	5,538,812	5,416,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHGATE DATA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash flows from operating activities:
Net loss	$(703,875)	$(161,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,170	185,938
Gain recognized on sale of TNP to EBSCO	(18,897)	—
Changes in assets and liabilities:
Accounts receivable	(450,518)	(715,503)
Prepaid expenses and other current assets	(80,943)	(303,317)
Other assets	—	(147)
Accounts payable	315,712	266,691
Accrued expenses	4,145	(398,551)
Deferred revenue	480,315	367,492
Deferred rent liability	(12,795)	(12,795)
Other long-term liabilities	—	(149,909)
Net cash used in operating activities	(349,686)	(921,359)

Cash flows from investing activities:
Purchases of fixed assets and expenditures for capitalized software	(27,518)	(30,134)
Net cash used in investing activities	(27,518)	(30,134)

Cash flows from financing activities:
Purchase of common stock	9,223	5,142
Net cash provided by financing activities	9,223	5,142

Net decrease in cash and cash equivalents	(367,981)	(946,351)

Cash and cash equivalents, beginning of period	1,908,427	3,431,230

Cash and cash equivalents, end of period	$1,540,446	$2,484,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHGATE DATA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation and Financial Condition

HealthGate Data Corp. (“HealthGate” or the “Company”) provides Quality Improvement and Risk Management Solutions including clinical guidelines, order sets and point of care tools that help healthcare providers and payors improve quality, reduce variability of care and reduce costs. In conjunction with its Academic Medical Center Consortium comprised of Vanderbilt University Medical Center, Duke University Medical Center, Emory University Medical School and Oregon Health Sciences University, the Company creates clinical guidelines, order sets, and point of care tools that are based on clinical evidence.  Additionally, through its Patient Content Repository business HealthGate provides a suite of evidence-based patient education and consumer health content services that allow patients to be active participants in the delivery of their own care.  These tools and content, when coupled with HealthGate’s technology platform, can be integrated into a variety of healthcare information technology systems and accessed at the point of care.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the audited consolidated financial statements included in HealthGate’s Form 10-K for the year ended December 31, 2004. However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period.  Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

HealthGate’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business.  At March 31, 2005, the Company had approximately $1,540,000 of cash and cash equivalents and approximately $838,000 of negative working capital, including approximately $2,159,000 of deferred revenue.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the three months ended March 31, 2004 and 2005, the Company incurred net losses of approximately $161,000, and $704,000, respectively, and negative cash flows from operations of approximately $921,000, and $350,000, respectively.  Additionally, as of March 31, 2005, the Company had an accumulated deficit of approximately $100,577,000. In connection with its audit for the year ended December 31, 2004, HealthGate received a report from its then independent registered public accounting firm containing an explanatory paragraph stating that the Company’s historical losses and negative cash flows from operations raise substantial doubt about HealthGate’s ability to continue as a going concern.

HealthGate anticipates that proceeds from the EBSCO Transaction (see “Note 10”) will fund future operations as well as continued development of the Company’s Quality Improvement and Risk Management solutions for at least the next twelve months. The Company’s future beyond such twelve months is dependent upon its ability to achieve break-even or positive cash flow or raise additional financing.  There can be no assurances that the Company will be able to do so.

HealthGate is subject to some of the risks and uncertainties common to healthcare information companies and technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and intense competition.

2.              Net Loss Per Share

Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the assumed exercise of stock options and warrants are anti-dilutive for all periods presented.  As of March 31, 2005, options to purchase 941,633 shares of the Company’s common stock were outstanding, and 363,333 warrants to purchase shares of the Company’s common stock were outstanding.  The 363,333 warrants expired without exercise in April 2005.

3.              Revenue Recognition

HealthGate primarily derives revenue from licensing access to its content repository. HealthGate also enters into publishing agreements with print publishers.

HealthGate records revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”). Revenue from fixed fee service arrangements is recognized ratably over the term of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate’s authorized reseller, which generally ranges from one to three years.  Revenue from usage fees is recognized when the service has been provided and the usage reporting has been received by HealthGate. HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties.  For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered. Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate’s past collections experience, the customer’s payment history and evaluation of the customer’s financial condition.  If collection is not deemed probable, revenue recognition does not begin until cash is received.

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

4.              Lease Exit Costs

During the fourth quarter of 2001, the Company committed to an exit plan to vacate approximately 20,000 square feet of excess space at its headquarters building.  HealthGate’s results of operations for the year ended December 31, 2001 included a charge of $1,880,000 as a result of these activities. This charge represents accrual of approximately $1,729,000 of expenses relating to HealthGate’s continued liability under its lease and approximately $151,000 for the impairment of leasehold improvements on the space the Company vacated.  Since 2001, the accrual has been adjusted for changes in assumptions relative to the Company’s ability to sublease portions of the excess space.

During the quarter ended March 31, 2005, HealthGate finalized a sublease with a new subtenant to rent all of the Company’s excess space located in Brentwood, Tennessee.   As a result, the Company recorded additional lease exit costs of approximately $32,000 in the quarter ended March 31, 2005, and reclassified approximately $3,000 of accrued expenses related to the Tennessee lease to the lease exit accrual.

The activity for the three months ended March 31, 2005 relating to the accrual is as follows:

Liability at December 31, 2004	$256,074
Sublease accrual	35,038
Payments	(165,971)
Payments received from subtenants	60,715
Liability at March 31, 2005	$185,856

The lease exit charges and accruals included certain significant estimates and assumptions which will be monitored for changes in facts and circumstances.  It is reasonably possible that changes in circumstances and evaluation of assumptions may require adjustment to this charge in future periods, and the amount could be material.

5.              The Natural Pharmacist

On August 23, 2004, HealthGate entered into an Asset Purchase Agreement with EBSCO Publishing (“EBSCO”) for the sale of HealthGate’s The Natural Pharmacist (“TNP”) assets for $300,000 in cash.  On the same date, EBSCO entered into a Reseller Agreement with HealthGate under which HealthGate can continue to license and distribute the TNP content for an initial term of three years.  In addition, HealthGate entered into a Reseller Agreement with EBSCO for EBSCO to license and distribute HealthGate’s consumer health library on an exclusive basis to academic and public libraries for an initial term of three years.  Unless notice of intent not to renew is given by either party at least sixty (60) days before the end of the then current term, the terms of both Reseller Agreements will automatically be extended for successive one-year terms upon the same terms and conditions as the initial terms.

These agreements with EBSCO were determined to represent a multi-element service arrangement under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  Under EITF 00-21, each element of these agreements can be divided into separate units of accounting and applicable revenue recognition criteria can be applied separately to each unit of accounting, provided that (1) the delivered service has value to EBSCO on a stand alone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered services. As HealthGate was not able to obtain objective and reliable evidence of the fair values for each of the elements within these agreements, the deliverables did not meet the related separation criteria under EITF 00-21 and must be accounted for as a combined unit of accounting.  Consequently, the total value of the arrangement is being recognized as income ratably over the initial service period of three years.   Additionally, as there is no objective and reliable evidence of fair values for the undelivered elements of the Reseller Agreements, the amount of license fees payable to EBSCO were classified as an offset to revenue recognized on fees receivable from EBSCO rather than as an operating expense in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by A Vendor to a Customer” (“EITF 01-09”).  HealthGate also recorded a deferred gain of approximately $227,000 representing the excess of cash received for the TNP assets, net of the remaining book value of the TNP content and certain direct transaction costs.  This gain is being recognized as “Other income” in the condensed consolidated statement of operations over three years.  HealthGate’s results of operations for the three months ended March 31, 2005 include approximately $19,000 of the gain.  The unrecognized portion of the gain is included in HealthGate’s condensed consolidated balance sheet at March 31, 2005.

6.              Other Commitments and Contingencies

HealthGate has entered into agreements to license content for its services from various unrelated third parties.  Future minimum license payments under these agreements as of March 31, 2005 totaled approximately $458,000.

In April 2005, HealthGate entered into an amendment to its lease for office space in Burlington, Massachusetts.  The amendment extends the term of the lease through June 2010 and reduces the square footage to approximately 7,800 feet.  HealthGate’s annual cost for the space under the amendment will be approximately $23 per square foot.  Future minimum payments under non-cancelable operating leases after the effect of the lease amendment, for the calendar years ending December 31, are approximately as follows:

Operating Leases
April - December 2005	$224,000
2006	223,000
2007	177,000
2008	185,000
2009	192,000
Thereafter	99,000
Total future payments	$1,100,000

From time to time HealthGate becomes subject to legal proceedings and claims arising in connection with its business.  HealthGate does not believe that there were any asserted claims at March 31, 2005 that, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity.

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

7.              Related Party Transactions and Other Income

In connection with the acquisition of assets of EBM Solutions in October 2003, HealthGate acquired the relationship with certain members of EBM Solutions’ Consortium.  Under HealthGate, the Academic Medical Center Consortium is comprised of Vanderbilt University Medical Center, Duke University Medical Center, Emory University Medical School and Oregon Health Sciences University.  The Academic Medical Center Consortium assists with the ongoing development and routine updates of evidence-based guidelines for physicians and patients. Each academic medical center has appointed an experienced physician to represent their institution on HealthGate’s Clinical Advisory Committee. This committee, along with the Company’s Medical Director and consultants, participates in the entire consumer education and clinical guideline development processes and medical review. The Academic Medical Center Consortium may supplement its medical review with outside specialists for review of certain procedure-based articles and fact sheets. As compensation for their participation in this Consortium, each member university is paid a quarterly cash fee, receives access to certain consumer content for free and earns a royalty of 1%-2% of all qualifying revenues on sales of guideline products.  In addition, one participating institution received a warrant to purchase 30,000 shares of HealthGate common stock at a price of $1.20 per share. For each of the three months ended March 31, 2005 and 2004, total expense related to the Academic Medical Center Consortium was $23,000 of which $17,000 was classified as a reduction to revenue versus an expense in accordance with EITF 01-09.  For the three months ended March 31, 2005 and 2004, net related party revenue was $3,000 and $3,750, respectively, from Vanderbilt University Medical Center, which is a member of HealthGate’s Academic Medical Center Consortium.

8.              Research and Development and Software Development Costs

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), HealthGate capitalizes costs incurred during the application development stage of software developed for internal use.  During the three months ended March 31, 2005 and 2004, development costs of approximately $0 and $30,000, respectively, were capitalized.  These costs will be amortized to cost of revenue on a straight-line basis over the expected one-year life of the related software, once the software is complete and ready for its intended use.

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” all costs incurred in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. To date, any costs incurred in the development of software which is expected to be available for general release to customers or incorporated into a product or process to be available for use to customers has been charged to development expense as technological feasibility has not been established.

9.              Stock Based Compensation

HealthGate accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. HealthGate has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of FASB statement No. 123. (“SFAS 148”) for disclosure purposes only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

The following table illustrates the effect on net loss and net loss per share if HealthGate had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the three months ended
	March 31, 2005	March 31, 2004
Net loss as reported	$(703,875)	$(161,258)
Add: stock based compensation expense recognized	—	—
Less: SFAS 123 Pro forma stock compensation	(12,906)	(16,283)
Pro forma net loss	$(716,781)	$(177,541)

Basic and diluted net loss per share attributable to common stockholders
As reported	$(0.13)	$(0.03)
Pro forma	(0.13)	(0.03)

10.       Subsequent Event

On January 18, 2005, HealthGate and EBSCO Publishing, Inc. (“EBSCO”) entered into an Asset Purchase Agreement under which EBSCO would acquire the assets of HealthGate’s Patient Content Repository (“PCR”) business for $8.1 million in cash at closing, plus the assumption of certain liabilities of the business (the “Transaction”).  The Transaction was approved by HealthGate’s shareholders on May 6, 2005 and closed on May 9, 2005.

The Patient Content Repository products and services represented 92% of HealthGate’s revenue in each of the three months ending March 31, 2005 and 2004. The following unaudited pro forma financial information reflects HealthGate’s results of operations for the three months ended March 31, 2005 and 2004 as if the sale of the PCR business had occurred on January 1, 2004 and HealthGate’s balance sheet at March 31, 2005 as if the sale of the PCR business had occurred on March 31, 2005.

Pro forma results of operations data:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues	$95,791	$118,587
Net loss	$(1,398,286)	$(1,025,326)
Basic and diluted net loss per share	$(0.25)	$(0.19)

In preparing the pro forma results of operations data, only those revenues and expenses that directly relate to the Patient Content Repository business have been eliminated. Many expenses, such as occupancy costs, financial and administrative salaries and overhead cannot be directly attributed to either business. HealthGate does not operate the Patient Content Repository business as a separate division or line of business. The pro forma results of operations do not reflect the net gain from the transaction as it is non-recurring in nature. The net gain will be reflected in HealthGate’s consolidated financial statements when the transaction is consummated.

Pro forma balance sheet data:

March 31, 2005
Current assets	$10,710,653
Total assets	11,173,323

Current liabilities	1,251,055
Total liabilities	1,251,055

Total equity	9,922,268

The pro forma balance sheet information includes the effect of the gain on the sale of the PCR business which is the result of cash received plus the recognition of deferred revenue and net liabilities assumed by EBSCO, offset by the write-off of prepaid expenses associated with the PCR business and direct transactional costs.

The pro forma information is not necessarily indicative of what the actual financial results would have been had the transaction taken place on the dates indicated and do not purport to indicate the results of future operations.  Costs and expenses attributed to the Patient Content Repository business are specific, direct costs primarily associated with that business. As such, they do not reflect changes in general corporate allocations or other non-direct costs that may occur as a result of HealthGate’s focusing its efforts exclusively on the Quality Improvement and Risk Management Solutions business going forward.

Item 2.                                   Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This report on Form 10-QSB contains certain statements that are forward-looking and actual results may differ materially from those contemplated by the forward-looking statements.  These forward-looking statements reflect management’s current expectations, are based on many assumptions and are subject to certain risks and uncertainties.  Factors that might cause or contribute to such differences are described further below under the caption “Risk Factors” and in the periodic reports and registration statements HealthGate files from time to time with the Securities and Exchange Commission, including HealthGate’s most recent Form 10-K. Investors are cautioned not to place undue reliance on the forward-looking statements, which appear elsewhere in this report on Form 10-QSB.  HealthGate does not intend to update or publicly release any revisions to the forward-looking statements.

Overview

HealthGate Data Corp. (“HealthGate” or the “Company”) provides Quality Improvement and Risk Management Solutions that help healthcare providers and payors improve quality, reduce variability of care and reduce costs.  These solutions, when coupled with the Company’s technology platform, can be customized and integrated into a variety of healthcare information systems.  These customized process improvement tools can then be accessed at the point of care.  Additionally, through its Patient Content Repository, HealthGate provides a suite of evidence-based patient education and consumer health content services that allow the patient to be an active participant in the delivery of their own care.

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

On August 23, 2004, HealthGate entered into an Asset Purchase Agreement with EBSCO Publishing (“EBSCO”) for the sale of the assets of The Natural Pharmacist (“TNP”).  On that same date, EBSCO entered into a reseller agreement with HealthGate under which HealthGate can continue to license and distribute the TNP content for an initial term of 3 years.  In addition, HealthGate entered into a reseller agreement with EBSCO for EBSCO to license and distribute HealthGate’s consumer health Library on an exclusive basis to academic and public libraries for an initial term of three years. Unless notice of intent not to renew is given by either party at least sixty days before the end of the then current term, the terms of both reseller agreements will automatically be extended for successive one-year terms upon the same terms and conditions as the initial terms.

On January 18, 2005, HealthGate and EBSCO Publishing, Inc. (“EBSCO”) entered into an Asset Purchase Agreement under which EBSCO will acquire the assets of HealthGate’s Patient Content Repository (“PCR”) business for $8.1 million in cash at closing, plus the assumption of certain liabilities of the business (the “Transaction”).  The Transaction was approved by HealthGate’s shareholders on May 6, 2005 and closed on May 9, 2005.

The Patient Content Repository assets and liabilities that HealthGate sold to EBSCO have historically generated a significant portion of HealthGate’s revenue.  The Patient Content Repository products and services represented 92% of HealthGate’s revenue in each of the three months ended March 31, 2004 and 2005.  HealthGate’s business after the sale to EBSCO leaves the Company dependent on the performance of (i) HealthGate’s evidence-based clinical guidelines, which have a limited operating history and have generated limited revenue to date, (ii) HealthGate’s InteractiveIC and Quality Architect products, which remain under development and have not generated any revenue to date and (iii) new products which are not yet under development. Although the Company believes there is growth potential for these Quality Improvement and Risk Management Solutions, there can be no assurance that the Company will be able to successfully execute its new strategy.

HealthGate intends to use the proceeds from the sale of the Patient Content Repository business to fund development and marketing of the Company’s Quality Improvement and Risk Management Solutions business.  The Company does not expect expenses to decrease in 2005 and expects to increase its development expenses and marketing expenses as it continues to develop and market these Quality Improvement and Risk Management Solutions products and services.  However, HealthGate cannot assure investors that its Quality Improvement and Risk Management Solutions products and services will achieve significant revenue or profitability or, if significant revenue or profitability is achieved that the Company will be able to sustain them.

At March 31, 2005, the Company had approximately $1,540,000 of cash and cash equivalents and approximately $838,000 of negative working capital, including approximately $2,159,000 of deferred revenue.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the three months ended March 31, 2004 and 2005, the Company incurred net losses of approximately $161,000, and $704,000, respectively, and negative cash flows from operations of approximately $921,000, and $350,000, respectively.  Additionally, as of March 31, 2005, the Company had an accumulated deficit of approximately $100,577,000. In connection with its audit for the year ended December 31, 2004, HealthGate received a report from its then independent registered public accounting firm containing an explanatory paragraph stating that the Company’s historical losses and negative cash flows from operations raise substantial doubt about HealthGate’s ability to continue as a going concern.

HealthGate anticipates that proceeds from the EBSCO Transaction will fund future operations as well as continued development of the Company’s Quality Improvement and Risk Management Solutions for at least the next twelve months. The Company’s future beyond such twelve months is dependent upon its ability to achieve break-even or positive cash flow or raise additional financing.  There can be no assurances that the Company will be able to do so.

If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions, however there is no assurance that such cost reductions will be sufficient to keep HealthGate as a going concern for an extended period of time.

Critical Accounting Policies and Significant Judgments and Estimates

HealthGate’s discussion and analysis of its financial condition and results of operations are based upon HealthGate’s condensed consolidated financial statements, which do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the audited consolidated financial statements included in HealthGate’s Form 10-K for the year ended December 31, 2004. However, in the opinion of management, the accompanying interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period.  Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. HealthGate evaluates its estimates on an on-going basis.  HealthGate bases its estimates on assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies and significant judgments and estimates were used in the preparation of HealthGate’s condensed consolidated financial statements:

Revenue Recognition. HealthGate records revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Revenue from services arrangements is recognized ratably over the terms of the underlying agreement between HealthGate, the customer, and if applicable, HealthGate’s authorized reseller, which generally ranges from one to three years.  HealthGate typically does business with its customers using standard contracts and does not begin to recognize revenue until such contract is signed by both parties.  For arrangements in which HealthGate sells through a reseller, HealthGate does not recognize any revenue until an agreement has been finalized between HealthGate, its customer, and its authorized reseller and the content has been delivered.  Revenue is not recognized under any circumstances unless collectibility is deemed probable. Accounts are evaluated for collectibility based on HealthGate’s past collections experience, the customer’s payment history and evaluation of the customer’s financial condition.  If collection is not deemed probable, revenue recognition does not begin until cash is received.

HealthGate currently expects to recognize revenue for sales of its InteractiveIC and Quality Improvement and Risk Management solutions pro rata over the life of the underlying contract, similar to the way in which revenue has been recognized for sales of the Company’s patient content and tools.

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

Upon adopting EITF 01-09, HealthGate reviewed its agreements with both vendor and customer components that might be impacted.  HealthGate classified $17,000 of fees payable to the Academic Medical Center Consortium as a reduction in revenue for each of the three months ended March 31, 2004 and 2005, respectively.  HealthGate has also classified $5,000 of expense under the Company’s August 2004 reseller agreement with EBSCO as a reduction in revenue for the three months ended March 31, 2005.

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

Software Development and Content Development Costs.   Costs incurred in the research and development of HealthGate’s products are expensed as incurred.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), and in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” HealthGate capitalizes certain costs incurred during the application development stage of software developed for internal use and for software expected to be available for general release to customers or incorporated into a product or process to be available for use to customers.  Capitalized software costs are amortized to cost of revenue on a straight-line basis over the expected life of the related software, once the software is complete and ready for its intended purpose.  HealthGate has made significant judgments in estimating the establishment of technological feasibility and the useful life of the capitalized software. Operating results would be materially different if different assumptions were used.

Costs incurred in the development of HealthGate’s tools and content, except for certain software development costs as described above, are expensed as incurred.   The cost to develop proprietary tools and content and update existing tools and content is expensed as research and development costs in the period the costs are incurred. Operating results would be materially different if software development costs were capitalized and amortized over the expected benefit period.

Impairment.  On January 1, 2002, HealthGate adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of.” SFAS 144 further refines the requirements of SFAS 121, requiring that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  In addition SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale.

HealthGate’s long-lived assets other than goodwill consist of intangible assets, such as purchased content, acquired customer contracts and acquired technology, fixed assets, net and long-term deposits.  Total long-lived assets other than goodwill were approximately $1,068,000 and $279,000 at March 31, 2004 and 2005 respectively.

In September 2004, HealthGate engaged a third party consultant to respond to challenges being faced by the Company’s sales organization. This included developing an “optimal” solution selling approach to the Company’s then current products. In mid-November 2004, based on the results of the marketing study performed by the third party consultant, management refocused its strategy and concluded that while it would continue to sell the medical guidelines to anyone interested in purchasing them as a stand alone product, HealthGate was going to focus on selling the guidelines as a component of its Quality Improvement and Risk Management Solutions. In November 2004, because of the presence of impairment indicators, the Company performed an impairment assessment of the long-lived assets acquired as part of the EBM Solutions acquisition.

This change in selling strategy, in addition to lower than anticipated sales of the medical guidelines as a stand alone product served as indicators for the Company to perform an assessment of whether the Company’s EBM Solutions purchased assets have been impaired.  In performing its impairment test, management determined that both the purchased content and customer contracts comprise one asset group since the purchased content is used to support the customer contracts and could not have been acquired without the customer contracts.  In addition, because this asset grouping is only part of the reporting unit, goodwill was not included in the impairment test but was separately tested for impairment using the guidance under SFAS 142.

Management’s estimates of future cash flows used to test the recoverability of the asset group were based on the existing service potential of the asset group in use. Those estimates include cash flows associated with future expenditures necessary to maintain the existing service potential of the asset group. Based on the assumptions, the sum of future undiscounted cash flows expected to result from the use of the asset group is more than the carrying amount of the asset group based on a best estimate approach in developing estimate of future undiscounted cash flows.  As such, management concluded that the asset group is not impaired.

Because of the presence of impairment indicators, management also performed an assessment of the reasonableness of its estimates of the useful lives of the asset group. In evaluating these long-lived assets, HealthGate determined that they should be treated as an asset grouping as defined in SFAS 144. The Company prepared an analysis of the anticipated future cash flows for the asset grouping and compared those undiscounted net cash flows to the carrying value of the asset grouping.  The result of this analysis was that an impairment had not occurred.  However, estimates of future cash flows for medical guidelines developed by EBM Solutions as a stand alone product indicated that this purchased content asset would stop generating positive cash flows after 2005. Accordingly, based on the pattern of economic benefits, management determined that the useful life of this purchased content should be modified as of November 2004, which marks the date management made a strategic change as discussed above and that this purchased content should be amortized over its estimated remaining useful life through December 31, 2005. The additional amortization resulting from the change in accounting estimate of the useful life of this purchased content was approximately $11,000 for the three months ended March 31, 2005.

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

The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is not amortized, but rather is tested on at least an annual basis for impairment or when a qualifying event occurs that suggests such an impairment may have taken place.

In 2004, the Company performed its annual goodwill impairment test.  The Company determined that its business comprises a single reporting unit, as such its carrying value is determined from comparing the Company’s fair value to its net assets, including goodwill as of December 31, 2004.  If the carrying value of the Company’s net assets exceeds the Company’s fair value, then goodwill would have been impaired. In performing its analysis, the Company determined its fair value based on quoted market prices at December 31, 2004 and determined that as of that date the fair value of the Company exceeded the carrying value of its net assets and therefore no goodwill impairment was recognized as of December 31, 2004.

Evaluating goodwill for impairment in accordance with SFAS 142 requires certain judgments and estimate.  If different assumptions and estimates had been made, the Company may have reached a different conclusion about the value of the goodwill and may have recorded an impairment charge which would have affected reported results.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 with the Three Months Ended March 31, 2004

Revenue

Total revenue for the three months ended March 31, 2005 decreased by approximately $301,000 or 20% compared to the three months ended March 31, 2004.  Substantially all of the revenue in both periods was derived from content services.  The Patient Content Repository products and services represented 92% of HealthGate’s revenues in each of the three months ended March 31, 2004 and 2005. This decrease is primarily attributable a decrease in the demand and pricing for HealthGate’s stand-alone, web-based consumer health information offerings.

The three months ended March 31, 2005 included revenue of approximately $261,000 (22%) from HCA-Information and approximately $229,000 (19%) from the Veterans Administration, serviced as a subcontractor through Synnex. The three months ended March 31, 2004 included revenue of approximately $275,000 (18%) from HCA-Information and approximately $230,000 (15%) from the Veterans Administration, serviced as a subcontractor through PlanetGov.  No other customers accounted for more than 10% of the Company’s revenue for the periods.

Costs and Expenses

Cost of Revenue.  Cost of revenue consists primarily of costs involved with providing services, royalties associated with licensed content, related equipment and software depreciation and amortization, as well as amortization of acquired intangible assets.  Cost of revenue decreased to approximately $356,000 in the three months ended March 31, 2005 from $413,000 in the three months ended March 31, 2004.  Cost of revenue as a percentage of total revenue increased from 27% for the three months ended March 31, 2004 to 29% for the three months ended March 31, 2005, primarily due to lower revenue in the current period. The Company believes it will experience a significant increase in cost of revenue as a percentage of total revenue in 2005 subsequent to the sale of its Patient Content Repository business to EBSCO, due to the significant reduction in HealthGate’s revenues.

Research and Development.   Research and development expenses consist primarily of salaries and related costs and subcontractor costs associated with the development and support of the Company’s service offerings. Research and development expenses increased to approximately $642,000 for the three months ended March 31, 2005 from approximately $379,000 for the three months ended March 31, 2004, due primarily to higher salaries from the transfer of employees between departments as well as subcontractor expenses incurred in the design of HealthGate’s Quality Architect product which do not meet the criteria for capitalization.  During the three months ended March 31, 2004, software development costs totaling approximately $30,000 were capitalized.  These costs began being amortized into cost of revenue over the one-year estimated life of the related software in June 2004. During the three months ended March 31, 2005, no software development costs were capitalized. The Company plans to continue to invest in its new products and services.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, and related costs for sales and marketing personnel, as well as the cost of advertising. Sales and marketing expenses increased to $321,000 in the three months ended March 31, 2005 from $298,000 in the three months ended March 31, 2004.   The current quarter includes increases in salaries and costs relating to the addition of sales personnel in the first quarter of 2005.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for executive and administrative personnel, as well as legal, accounting and insurance costs.  General and administrative expenses decreased to $592,000 in the three months ended March 31, 2005 from $615,000 in the three months ended March 31, 2004.

Lease Exit Costs.  During the quarter ended March 31, 2005, HealthGate finalized a sublease with a new subtenant to rent all of the Company’s excess space located in Brentwood Tennessee.   As a result, the Company recorded additional lease exit costs of approximately $32,000 in the quarter ended March 31, 2005.

Interest and Other Income, Net.  Interest and other income, net includes interest income, interest expense, and other income.  Interest income for the three months ended March 31, 2005 was $5,000 compared to $7,000 for the three months ended March 31, 2004.  The decrease is the result of lower invested cash balances in the current period.  There was no interest expense for either of the three months ended March 31, 2004 and 2005.  Other income, net was $25,000 for each of the three months ended March 31, 2004 and 2005.

Income Taxes.  HealthGate has incurred significant losses for all periods from inception through March 31, 2005.  HealthGate’s net operating loss carryforwards expire beginning in 2011. Certain future changes in the share ownership of HealthGate, as defined in the U.S. Internal Revenue Code, may restrict the utilization of carryforwards.  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the utilization of the asset due to the Company’s lack of earnings history.

Liquidity and Capital Resources

For the three months ended March 31, 2005, cash used in operating activities was $350,000.  The Company’s net loss of $704,000, reduced by non-cash expenses of depreciation and amortization of $117,000, and increased by $19,000 for the portion of the gain on sale of TNP assets to EBSCO that was recognized in the quarter resulted in a net use of operating cash of $606,000.  Increases in accounts receivable and prepaid expenses resulted in a use of operating cash of $531,000.  Increases in accounts payable and accrued expenses was a source of approximately $320,000 of operating cash.  Increases in deferred revenue resulted in a source of operating cash of $480,000.  Decreases in deferred rent liability resulted in a net use of operating cash of $13,000.

For the three months ended March 31, 2004, cash used in operating activities was $921,000.  The Company’s net loss of $161,000, reduced for non-cash expenses including depreciation and amortization of $186,000, was a net source of operating cash of $25,000. Increases in accounts receivable and prepaid expenses resulted in a use of operating cash of $1,019,000.  Increases in accounts payable resulted in a source of approximately $267,000 of operating cash.  Decreases in accrued expenses resulted in a use of operating cash of $399,000.  Increase in deferred revenue resulted in a source of operating cash of $367,000.  Decreases in deferred rent liability resulted in a net use of operating cash of $13,000.  Decreases in other long-term liabilities resulted in a use of operating cash of $150,000.

Net cash used in investing activities for the three months ended March 31, 2005 was $28,000. The Company used $28,000 to purchase fixed assets and leasehold improvements.  Net cash used in investing activities for the three months ended March 31, 2004 was $30,000. The Company used $30,000 for capitalized software development costs.

Cash provided by financing activities in the three months ended March 31, 2005 was $9,000, which was from the exercise of options for the purchase of shares of the Company’s common stock.   Cash provided by financing activities in the three months ended March 31, 2004 was $5,000, which was from the exercise of options for the purchase of shares of the Company’s common stock.

At March 31, 2005, the Company had $1,540,000 of cash and cash equivalents and negative working capital of $838,000.  The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception.  In the three months ended March 31, 2005, the Company incurred a net loss of $704,000 and negative cash flows from operations of $350,000.  Additionally, as of March 31, 2005, the Company had an accumulated deficit of $100,577,000. In connection with its audit for the year ended December 31, 2004, HealthGate received a report from its then independent registered public accounting firm containing an explanatory paragraph stating that the Company’s historical losses and negative cash flows from operations raise substantial doubt about HealthGate’s ability to continue as a going concern.

HealthGate anticipates that proceeds from the EBSCO Transaction will fund future operations as well as continued development of the Company’s Quality Improvement and Risk Management Solutions for at least the next twelve months. The Company’s future beyond such twelve months is dependent upon its ability to achieve break-even or positive cash flow or raise additional financing.  There can be no assurances that the Company will be able to do so.

If the Company does not achieve its forecasted revenue levels in the future, management is prepared to implement additional cost reductions, however there is no assurance that such cost reductions will be sufficient to keep HealthGate as a going concern for an extended period of time.

Off Balance Sheet Arrangements

None.

Risk Factors

HealthGate’s business involves significant risks and uncertainties.  HealthGate operates in a highly competitive and rapidly evolving electronic healthcare content industry.  The risks and uncertainties described below are some of those that HealthGate currently believe may affect the Company.

Risks related to the EBSCO Transaction.

The successful completion of the EBSCO Transaction exposes HealthGate to a number of new risks and contingent liabilities that could have a material impact on the Company’s financial condition, including the following:

•                  HealthGate has agreed to indemnify EBSCO for one (1) year after the close of the Agreement for any breach of HealthGate’s representations, warranties or covenants contained in the Asset Purchase Agreement and for other matters, up to a cap of $2,000,000, provided that there are certain exceptions to the time limit and cap.

•                  Management could spend or invest the proceeds from the EBSCO transaction in ways with which the Company’s stockholders may not agree, including the possible pursuit of other market opportunities.

•                  HealthGate will be unable to compete in businesses that are competitive with the products in the Patient Content Repository business for three (3) years from the date of closing, which may limit the Company’s ability to develop future products.

•                  By selling the Patient Content Repository, HealthGate has sold the assets that generate the Company’s most significant sources of revenue.  The Patient Content Repository products and services represented approximately 92% of revenue in the three months ended March 31, 2004 and 2005.  HealthGate retains the evidence-based clinical guidelines, which have a limited operating history and have generated limited revenue to date.  HealthGate also retains the InteractiveICTM and Quality ArchitectTM products, which have not generated any revenue to date.

•                  HealthGate’s business after the sale to EBSCO Publishing leaves the Company dependent on the performance of (i) its evidence-based medical guidelines and products and services, which have a limited operating history, (ii) InteractiveIC and Quality Architect products and services which remain under development and have not generated any revenues to date and (iii) new products which are not yet under development.

HealthGate has a history of losses, the Company expects that losses will continue for at least the next twelve months and the Company’s then independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report for the year ended December 31, 2004.

HealthGate has lost money in every year since it started its business and has an accumulated deficit of approximately $100.6 million as of March 31, 2005. HealthGate plans to invest the proceeds from the sale of the Patient Content Repository business to develop and market its remaining Quality Improvement and Risk Management Solutions products and services.  As a result, HealthGate expects to continue to lose money for at least the next twelve months.  There can be no assurance that the Company will ever achieve or sustain profitability or that the Company’s operating losses will not increase in the future.  HealthGate received a report from the Company’s then independent registered public accounting firm in connection with the audit of the financial statements for the year ended December 31, 2004 containing an explanatory paragraph stating that HealthGate’s historical losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern.  HealthGate believes that the successfully completion of the sale of its Patient Content Repository business to EBSCO for $8.1 million or successfully execution of alternative operational or financing plans could eliminate the going concern uncertainty.

Failure to generate sufficient revenues, or raise additional capital will have a material adverse effect on HealthGate’s long-term viability and ability to achieve the Company’s intended business objectives.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including the success of marketing and licensing existing and new Quality Improvement and Risk Management Solutions products and services, and continued cost containment. Based on the proceeds from the sale of the Patient Content Repository business, current forecasted cash flows and cash and cash equivalents on hand, HealthGate currently anticipates its cash resources will be sufficient to finance operations for at least the next twelve months.  The future beyond the next twelve months is dependent on the Company’s ability to attain consistent break-even or positive cash flow, or raise additional financing.  HealthGate may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities.  The Company may be required to raise additional funds through private financing, strategic relationships or other arrangements.  There can be no assurance that additional funding, if needed, will be available on terms acceptable to HealthGate, or at all.

HealthGate may be unable to raise additional funds or generate sufficient cash from operations to meet its future capital requirements and execute its business plan.

The Company has a history of operating losses.  HealthGate is monitoring its cash position carefully and evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance.  Proceeds from the EBSCO transaction increased the Company’s cash reserves and are expected to meet funding requirements for support of the Company’s operations for at least the next twelve (12) months.  Depending on revenues from Quality Improvement and Risk Management Solutions products and the costs of developing and marketing the Company’s products, the Company may be required to raise additional capital in order to sustain and fund its operations over the long term.  HealthGate may pursue the issuance of additional equity or debt securities to the extent funding raised from other business alternatives is not sufficient to meet the Company’s funding requirements.  There can be no assurance that adequate funds will be available when needed and on acceptable terms.

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

HealthGate’s financial success will depend upon its ability to manage any growth in the Company’s business with limited resources.

If HealthGate is successful in increasing the revenues of its Quality Improvement and Risk Management Solutions business, the Company may be required to expand its operations. If HealthGate is required to expand its operations, expansion will likely result in new and increased responsibilities for management personnel and place significant strain on the Company’s management, operating and financial systems and other resources. To accommodate any such growth and compete effectively, HealthGate will be required to implement improved information systems, procedures and controls, and to expand, train, motivate and manage its work force. Future success will depend to a significant extent on the ability of current and future management personnel to operate effectively both independently and as a group. HealthGate cannot assure its investors that its personnel, systems, procedures and controls will be adequate to support its future operations.

HealthGate’s business prospects may suffer if the Company is not able to keep up with the rapid technological developments in the healthcare industry

The healthcare industry is characterized by rapid technological developments, evolving industry standards, changes in user and customer requirements and frequent new service and product introductions and enhancements.  The introduction of new technology or the emergence of new industry standards and practices could render the Company’s systems and, in turn, its products and services, obsolete and unmarketable or require the Company to make significant unanticipated investments in research and development to upgrade its systems in order to maintain the marketability of the Company’s products.  To be successful, HealthGate must continue to develop or license leading technology, enhance its existing products and services and respond to emerging industry standards and practices on a timely and cost-effective basis.  HealthGate has been able to effectively adopt and implement new technologies to date, however, there can be no assurances that the Company could continue to do so.  If HealthGate is unable to respond successfully to these developments, particularly in light of the rapid technological changes in the healthcare industry generally and the highly competitive market in which the Company operates, HealthGate’s business, results of operations and the market price of its common stock could be adversely affected.

HealthGate’s quarterly operating results may fluctuate, which could affect the market price of the Company’s common stock in a manner unrelated to the Company’s long-term performance.

HealthGate’s quarterly revenue, expenses and operating results may fluctuate in the future, which could affect the market price of the common stock in a manner unrelated to the Company’s long-term operating performance. Quarterly fluctuations could result from a number of factors, including:

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

The expense levels are in part based on our expectations concerning future revenue and these expense levels are predominately fixed in the short-term. If the Company has lower revenue than expected, it may not be able to reduce spending in the short-term in response. Any shortfall in revenue would have a direct impact on results of operations. In this event, the price of HealthGate’s common stock may fall.

The performance of the Company’s computer systems is critical to its business and its business will suffer if HealthGate experiences system failures.

The performance of the Company’s computer systems is critical to its reputation and ability to attract and retain customers. HealthGate provides products and services based on sophisticated computer and telecommunications software and systems, which may contain undetected errors or failures when introduced into existing systems. The Company cannot guarantee that it will not experience significant service interruptions in the future.  HealthGate is also dependent upon Web browsers and Internet service providers to provide Internet users access to its products and services. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures.  System errors or failures that cause a significant interruption in the availability of the Company’s products or services could cause HealthGate to lose potential or existing users, customers or subscribers and could result in damage to the Company’s reputation or a decline in its stock price.

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

HealthGate had approximately 30 employees as of March 31, 2005.  In conjunction with the pending EBSCO transaction, HealthGate expects to reduce its workforce to approximately 22 employees. HealthGate’s future success depends on its ability to retain, train and motivate employees, and to identify, attract, and hire highly skilled technical, managerial, editorial, sales and customer service personnel.  HealthGate cannot guarantee that the Company will be able to retain or attract skilled personnel.

HealthGate’s business may be adversely affected if the Company is not able to effectively protect its intellectual property rights.

HealthGate regards its trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to its business, and relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, strategic partners and others to protect its rights in this property. The Company has registered “HealthGate,” “HealthGate OnSite,” “The HealthGate Way” and the HealthGate logo as trademarks in the United States. On October 27, 2003, HealthGate acquired the U.S. registered trademarks for “EBMSolutions” and “EBMPact.”  Applications are pending for “Quality Architect” and “InteractiveIC.”  Effective trademark, copyright and trade secret protection may not be available in every country in which the Company’s products and services are distributed or made available through the Internet. Therefore, HealthGate cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate to prevent infringement or misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company’s proprietary rights to the same extent, as do the laws of the United States.

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

HealthGate relies on a variety of technologies that are licensed from third parties which is used in the Company’s computer network to perform key functions.  These third party licenses may not be available to HealthGate on commercially reasonable terms in the future.  The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements, interactive tools and other features until equivalent technology could be licensed or developed.

HealthGate is subject to the new requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 and there can be no guarantee that the Company will be able to fully comply with the documentation requirements in the time period allowed under the Sarbanes-Oxley Act.

For several years HealthGate has had internal controls and disclosure procedures in place to ensure that its periodic reports as filed with the U.S. Securities and Exchange Commission are accurate.  Following enactment of the Sarbanes-Oxley Act, the Company has focused on further improving and clarifying (including documenting) its internal controls and procedures.  Among other Sarbanes-Oxley Act requirements, pursuant to Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring auditors to attest to and report on management’s assessment of internal controls (a “Section 404 Audit”) beginning with the audit of the financial statements for the year ended December 31, 2006.  Although management believes that our internal controls and procedures are effective, there can be no guarantee that HealthGate, with its limited size and limited financial staff, will be able to fully comply in a timely manner with the Section 404 Audit requirements.  Additionally, attempts to comply with the Section 404 Audit requirements and other improvements to the Company’s internal controls or in documentation of such internal controls could be costly to prepare or implement.

HealthGate is not current in its filings with the Securities and Exchange Commission

HealthGate has not filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Despite good faith efforts, due to the lack of documentation concerning EBM Solutions’ financial operations prior to HealthGate’s acquisition of substantially all their assets, the Company was unable to provide audited historical financial statements of EBM Solutions and related pro forma information in an amendment to Form 8-K that was due to be filed with the Securities and Exchange Commission on or before January 12, 2004. Although certain financial information about EBM Solutions is contained in HealthGate’s audited financial statements for the years ended December 31, 2003 and 2004, such information does not satisfy the requirements of Form 8-K. As a result of the failure to file the historical EBM Solutions financial statements and related pro forma information as required by SEC Form 8-K, HealthGate is not eligible to use SEC Forms S-2 or S-3, the SEC will not declare effective any HealthGate registration statements and HealthGate may not make offerings under Rules 505 and 506 of Regulation D where any purchasers are not accredited investors (as defined in Rule 501(a)). Accordingly, HealthGate’s ability to have public offerings of shares of its stock or have offerings of its shares of stock to unaccredited investors under Regulation D will be limited.

Government regulation of the Internet may result in increased costs of using the Internet, which could adversely affect HealthGate’s business.

Currently, there are a number of laws that regulate communications or commerce on the Internet. Several telecommunications carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers.  Regulation of this type, if imposed, could substantially increase the cost of communicating on the Internet and adversely affect HealthGate’s business, results of operations and the market price of the Company’s common stock.

Tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and HealthGate.

Tax authorities on the federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce.  New state tax regulations may subject HealthGate to additional state sales, income and other taxes.  In December 2004, the federal law that placed a temporary moratorium on certain types of taxation on Internet commerce was extended through December 2007.  HealthGate cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. It is also possible that the governments of other states and foreign countries also might attempt to regulate transmission of content.  Any new legislation, regulation or application or interpretation of existing laws would likely increase the cost of doing business and may adversely affect HealthGate’s results of operations and the market price of the Company’s common stock.

Item 3.                                   Controls and Procedures

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

Management of HealthGate, including HealthGate’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2005.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HealthGate’s disclosure controls and procedures are effective.  No changes occurred during the quarter ended March 31, 2005, that materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.                                   Exhibits

31.1  Rule 13a-14(a) Certification of William S. Reece, Chief Executive Officer

31.2  Rule 13a-14(a) Certification of Julie Furrier, Chief Financial Officer

32.1  Section 1350 Certification of William S. Reece, Chief Executive Officer

32.2  Section 1350 Certification of Julie Furrier, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHGATE DATA CORP.

Dated: May 13, 2005	By:	/s/ William S. Reece
William S. Reece
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 13, 2005	By:	/s/ Julie Furrier
Julie Furrier
Chief Financial Officer